Form 10-Q
period 2026-06-30
Neutron Holdings, Inc.
filed 2026-08-11
CIK 1699963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission file number 001-43374
_________________________
Neutron Holdings, Inc.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	81-4870517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

444 Townsend Street, First Floor
San Francisco, California 94107
(Address of principal executive offices, including zip code)
(415) 449-4139
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	LIME	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐   No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒
The number of shares of the registrant’s common stock outstanding as of July 31, 2026 was 64,984,190.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future financial condition, future operations, expected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “goal,” “objective,” “positions,” “seeks” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our future financial performance, including our expectations regarding our revenue, expenses and other results of operations, and our ability to achieve and maintain future profitability;
•our ability to acquire new riders and grow our rider base;
•our ability to successfully retain existing riders and expand usage within our existing rider base;
•our expectations with respect to the performance of our products, including the safety, availability and reliability of our fleet;
•our ability to obtain, maintain and renew permits to operate;
•our ability to comply with the terms of our permits;
•the anticipated impact of adding fleet within a city;
•our ability to predict rider demand and reposition vehicles accordingly;
•our ability to manage, improve and optimize our logistics;
•our ability to provide a satisfactory customer support experience;
•the safety, affordability, and convenience of our platform and our offerings;
•launching new products and adding new product capabilities;
•investments to develop and enhance our business;
•our expectations regarding our ability to expand;
•our ability to avoid or remediate design or manufacturing defects;
•our ability to effectively manage our growth;
•investments in our business, our anticipated capital expenditures and our estimates regarding our capital requirements;
•the estimated size of our market opportunity;
•the impact of seasonal variations and other weather patterns;
•investments in our sales and marketing efforts;
•our ability to compete effectively with existing competitors and new market entrants;
•our reliance on our senior management team and our ability to identify, recruit and retain skilled personnel;
•future acquisitions or investments in complementary companies, products, services or technologies and our ability to successfully integrate such companies or assets;

•our ability to obtain, maintain, protect and enforce our intellectual property rights and any costs associated therewith;
•our ability to prevent disturbance to our information technology systems;
•our ability to successfully defend regulatory actions or assessments or claims and litigation brought against us;
•our ability to maintain insurance coverage;
•our ability to comply with laws and regulations that currently apply or become applicable to our business around the world;
•our ability to remediate a material weakness in our internal controls over financial reporting;
•economic and industry trends and other macroeconomic factors, such as fluctuating interest rates and rising inflation;
•the impact of geopolitical changes or tensions, political conflicts and other global financial, economic, and political events and wars, and global pandemics or health crises on our industry, business, financial condition, results of operations and prospects; and
•other risks and uncertainties described in this Quarterly Report on Form 10-Q, including those under the section titled “Risk Factors.”
We caution you that the foregoing list does not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.

WHERE YOU CAN FIND ADDITIONAL INFORMATION
We intend to announce material information to the public through filings with the Securities and Exchange Commission (“SEC”), the investor relations page on our website, which is located at investors.li.me, press releases, public conference calls, and public webcasts. The information disclosed through the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels.
The information we post through these channels is not a part of this Quarterly Report on Form 10-Q. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.

Part I - Financial Information
Item 1. Financial Statements.

NEUTRON HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$278,065	$339,825
Short-term restricted cash	55,671	69,470
Accounts receivable, net	27,900	8,145
Deposits	1,285	225
Prepaid expenses and other current assets	113,890	69,175
Total current assets	476,811	486,840
Property and equipment, net	332,499	254,517
Long-term restricted cash	5,457	6,006
Operating lease right-of-use assets	40,029	29,952
Deferred tax assets	303,289	8,623
Other long-term assets	17,649	8,349
Total assets	$1,175,734	$794,287
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$9,304	$8,211
Accrued liabilities	106,870	82,061
Accrued compensation	14,565	21,245
Accrued taxes	36,203	25,559
Operating lease liabilities, current	11,508	10,783
Contract liabilities	5,661	6,301
Term loan, current	114,622	113,866
2021 Notes, current	—	660,324
Total current liabilities	298,733	928,350
2020 Notes	—	207,885
Operating lease liabilities, non-current	30,138	20,033
Other long-term liabilities	50,659	45,372
Total liabilities	379,530	1,201,640
Convertible preferred stock, $0.0001 par value, 20,846,055 shares authorized, 6,916,489 shares issued and outstanding as of June 30, 2026 and December 31, 2025, aggregate liquidation preference of $260,970 as of June 30, 2026	114,027	114,027
Stockholders’ equity (deficit)
Common stock, $0.0001 par value, 80,357,143 shares authorized, 50,819,969 and 10,847,267 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	5	1
Additional paid-in capital	1,182,730	233,705
Accumulated other comprehensive income (loss)	10,525	(9,910)
Accumulated deficit	(511,083)	(745,176)
Total stockholders’ equity (deficit)	682,177	(521,380)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$1,175,734	$794,287
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEUTRON HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$304,224	$246,068	$474,374	$375,083
Cost of revenue	175,173	136,970	300,732	237,100
Gross profit	129,051	109,098	173,642	137,983
Operating expenses:
Selling, general and administrative	67,260	39,921	112,265	75,835
Operations and support	17,738	13,604	31,129	25,445
Research and development	31,243	14,031	46,470	26,583
Total operating expenses	116,241	67,556	189,864	127,863
Operating profit (loss)	12,810	41,542	(16,222)	10,120
Interest expense	(3,961)	(5,155)	(9,120)	(10,278)
Other expense, net	(11,903)	(12,530)	(37,142)	(29,612)
(Loss) income before income taxes	(3,054)	23,857	(62,484)	(29,770)
(Benefit from) provision for income taxes	(298,433)	3,352	(296,577)	5,689
Net income (loss)	$295,379	$20,505	$234,093	$(35,459)
Net income (loss) per share attributable to common stockholders
Basic	$26.70	$2.15	$22.08	$(3.74)
Diluted	$4.73	$0.71	$5.47	$(3.74)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted
Basic	11,062,716	9,557,137	10,599,919	9,486,896
Diluted	62,881,519	31,348,696	48,056,431	9,486,896
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEUTRON HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$295,379	$20,505	$234,093	$(35,459)
Other comprehensive income:
Foreign currency translation adjustments	(1,422)	2,574	(1,822)	1,898
Change in fair value of instrument-specific credit risk	—	12,940	2,389	15,725
Cumulative loss of instrument-specific credit risk related to settlement of the 2021 Notes	19,868	—	19,868	—
Total other comprehensive income	18,446	15,514	20,435	17,623
Comprehensive income (loss)	$313,825	$36,019	$254,528	$(17,836)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEUTRON HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	6,916,489	$114,027	10,847,267	$1	$233,705	$(9,910)	$(745,176)	$(521,380)
Net loss	—	—	—	—	—	—	(61,286)	(61,286)
Issuance of common stock for options exercised	—	—	210,729	—	3,061	—	—	3,061
Issuance of common stock for warrants exercised	—	—	31,008	—	208	—	—	208
Issuance of common stock for settlement of RSUs, net of shares withheld for taxes	—	—	11,362	—	(161)	—	—	(161)
Settlement of promissory notes issued in exchange for the early exercise of stock options (see Note 1)	—	—	(410,593)	—	9,072	—	—	9,072
Stock-based compensation	—	—	—	—	2,784	—	—	2,784
Other comprehensive income	—	—	—	—	—	1,989	—	1,989
Balance as of March 31, 2026	6,916,489	$114,027	10,689,773	$1	$248,669	$(7,921)	$(806,462)	$(565,713)
Net income	—	—	—	—	—	—	295,379	295,379
Issuance of common stock for options exercised	—	—	127,529	—	928	—	—	928
Conversion of 2020 Notes to common stock	—	—	12,648,586	1	211,422	—	—	211,423
Conversion of 2021 Notes to common stock	—	—	27,326,950	3	683,171	—	—	683,174
Issuance of common stock for warrants exercised	—	—	27,131	—	183	—	—	183
Stock-based compensation	—	—	—	—	38,357	—	—	38,357
Other comprehensive income	—	—	—	—	—	18,446	—	18,446
Balance as of June 30, 2026	6,916,489	$114,027	50,819,969	$5	$1,182,730	$10,525	$(511,083)	$682,177

NEUTRON HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Convertible Preferred Stock		Series 1-C Convertible Preferred Stock Warrants	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Amount	Shares	Amount
Balance as of December 31, 2024	6,096,910	$99,652	$14,320	10,145,962	$1	$215,139	$(22,364)	$(685,867)	$(493,091)
Net loss	—	—	—	—	—	—	—	(55,964)	(55,964)
Issuance of common stock for options exercised	—	—	—	218,340	—	1,912	—	—	1,912
Stock-based compensation	—	—	—	—	—	3,493	—	—	3,493
Other comprehensive income	—	—	—	—	—	—	2,109	—	2,109
Balance as of March 31, 2025	6,096,910	$99,652	$14,320	10,364,302	$1	$220,544	$(20,255)	$(741,831)	$(541,541)
Net income	—	—	—	—	—	—	—	20,505	20,505
Issuance of common stock for options exercised	—	—	—	101,606	—	829	—	—	829
Issuance of preferred stock for warrants exercised	819,579	14,375	(14,320)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	3,253	—	—	3,253
Other comprehensive income	—	—	—	—	—	—	15,514	—	15,514
Balance as of June 30, 2025	6,916,489	$114,027	$—	10,465,908	$1	$224,626	$(4,741)	$(721,326)	$(501,440)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEUTRON HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$234,093	$(35,459)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	60,357	56,854
Stock-based compensation	40,721	6,121
Amortization of debt discount and debt issuance costs	878	873
Non-cash interest expense on convertible notes	3,416	3,400
Unrealized foreign currency (gains) losses, net	(1,474)	(26,823)
Deferred income taxes	(294,878)	(1,335)
Loss on vehicle asset disposals	542	415
Loss on change in fair value of the 2021 Notes	25,239	57,554
Cumulative loss of instrument-specific credit risk related to settlement of the 2021 Notes	19,868	—
Other, net	1,011	1,815
Changes in operating assets and liabilities:
Accounts receivable, net	(18,292)	(12,339)
Prepaid expenses and other assets	(47,306)	2,384
Accounts payable	985	(1,031)
Accrued and other liabilities	24,131	14,223
Net cash provided by operating activities	49,291	66,652
Cash flows from investing activities
Purchases of vehicle assets	(122,562)	(80,180)
Tariff refund for vehicle assets	535	—
Purchases of non-vehicle assets	(10,589)	(6,355)
Net cash used in investing activities	(132,616)	(86,535)
Cash flows from financing activities
Proceeds from exercises of stock options and other common stock issuances	3,989	2,741
Proceeds from exercises of preferred stock warrants	—	55
Proceeds from exercises of common stock warrants	391	—
Settlement of promissory notes issued in exchange for the early exercise of stock options	9,100	—
Deferred offering costs paid	(5,585)	—
Net cash provided by financing activities	7,895	2,796
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(678)	11,050
Net decrease in cash and cash equivalents, and restricted cash	(76,108)	(6,037)
Cash and cash equivalents, and restricted cash, beginning of period	415,301	300,332
Cash and cash equivalents, and restricted cash, end of period	$339,193	$294,295
Reconciliation of cash, cash equivalents, and restricted cash to the unaudited condensed consolidated balance sheets
Cash and cash equivalents	$278,065	$251,421
Restricted cash	61,128	42,874
Total cash, cash equivalents, and restricted cash	$339,193	$294,295

Supplemental disclosures of cash flow information
Cash paid for:
Income taxes, net of refunds	$2,417	$4,349
Interest	5,703	5,703
Non-cash investing and financing activities:
Property and equipment financed by accounts payable and accrued expenses	16,206	10,526
Deferred offering costs not yet paid	3,058	—
Consideration for promissory note settlement in the form of common stock	890	—
Conversion of 2020 Notes to common stock	211,423	—
Conversion of 2021 Notes to common stock	683,174	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEUTRON HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Neutron Holdings, Inc. (the “Company” or “Lime”) was incorporated in Delaware on January 3, 2017, and is headquartered in San Francisco, California. Lime is a micromobility company that provides rentals of shared electric scooters (“e-scooters”) and electric bicycles (“e-bikes”) through its platform (the “Rider App”) to be used for short distances in various cities and municipalities around the world.
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Reverse Stock Splits
In May 2026, the Company’s board of directors and the stockholders of the Company approved a 336-for-one reverse stock split of the Company’s common stock and convertible preferred stock (collectively, the “Capital Stock”), which became effective on May 12, 2026.
In June 2026, the Company’s board of directors and the stockholders of the Company approved a two-for-one reverse stock split of the Capital Stock, which became effective on June 18, 2026.
The authorized number of each class and series of Capital Stock was proportionally adjusted in accordance with the 336-for-one reverse stock split. Further, the authorized number of the Company’s convertible preferred stock was proportionally adjusted in accordance with the two-for-one reverse stock split. The par value of each class of Capital Stock was not adjusted as a result of the reverse stock splits. All common stock, convertible preferred stock, stock options, RSUs, warrants, and per share information presented within these unaudited interim consolidated financial statements have been adjusted to reflect the reverse stock splits on a retroactive basis for all periods presented. No fractional shares were issued as a result of the reverse stock splits. Any fractional shares that would otherwise have resulted from the reverse stock splits were rounded down to the next whole share.
Going Concern
The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis. Historically, the Company had substantial debt maturities coming due within the succeeding twelve months that raised substantial doubt about its ability to continue as a going concern. As described in Note 8 – Convertible Notes and Term Loan, the 2020 Notes and 2021 Notes were converted to common shares as of June 30, 2026, and subsequent to period end, the Company repaid in full all amounts outstanding under the Senior Secured Term Loan. Additionally, as described in the “Initial Public Offering” section below, the Company completed its IPO on July 2, 2026, receiving aggregate net proceeds of approximately $141.7 million. Based on these transactions and its cash balance of $278.1 million as of June 30, 2026, management believes the Company has sufficient liquidity to fund its operations for at least twelve months from the date that the unaudited condensed consolidated financial statements are issued. Accordingly, management concluded the substantial doubt regarding the Company's ability to continue as a going concern has been alleviated.
Unaudited Condensed Consolidated Financial Statements
The condensed consolidated balance sheet as of June 30, 2026, and the condensed consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ deficit and cash flows for the three and six months ended June 30, 2026 and 2025 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of June 30, 2026 and its results of operations, comprehensive loss, convertible preferred stock and stockholders’ deficit and cash flows for the three and six months ended June 30, 2026 and 2025. The financial data and the other financial information disclosed in these notes to the unaudited condensed consolidated financial statements related to the three and six month periods are also unaudited. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future annual or interim period, due to seasonality and other factors. The balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company's prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on July 2, 2026 (the “Final Prospectus”).
Initial Public Offering
The Company’s registration statement on Form S-1 (the “IPO Registration Statement”) related to its IPO was declared effective on June 30, 2026, and the Company’s common stock began trading on the Nasdaq Global Select Market on July 1, 2026. On July 2, 2026, after the quarter end, the Company completed its IPO, in which the Company sold 6,679,791 shares of common stock and selling stockholders sold an aggregate of 276,731 shares of common stock. The Company did not receive any proceeds from the sale of shares of common stock by any of the selling stockholders. The initial public offering price was $25.00 per share of common stock. The Company received aggregate net proceeds of $141.7 million after deducting underwriting discounts and commissions of $11.7 million and offering expenses of $13.6 million.
The unaudited pro forma condensed consolidated balance sheet data is presented as if the IPO was completed on June 30, 2026, by applying adjustments to the Company’s historical condensed consolidated balance sheet as shown in the below table. The historical condensed consolidated balance sheet as of June 30, 2026 reflects the recognition of $35.8 million of stock-based compensation expense for restricted stock units as the satisfaction of the IPO performance condition was deemed probable of achievement when the Company’s registration statement became effective and the conversion of the 2020 Notes and 2021 Notes into 12,648,586 and 27,326,950 shares of common stock, respectively, and as such they are not reflected as pro forma adjustments. (Refer to Note 8 – Convertible Notes and Term Loan for more information).

	As of June 30, 2026
	Actual	Pro Forma Adjustments		Pro Forma
	(in thousands)
Assets
Total current assets	$476,811	$17,442	(1-4)	$494,253
Total noncurrent assets	698,923	—		698,923
Total assets	$1,175,734	$17,442		$1,193,176
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Total current liabilities	$298,733	$(123,897)	(2-4)	$174,836
Total noncurrent liabilities	80,797	(27)	(5)	80,770
Total liabilities	379,530	(123,924)		255,606
Convertible preferred stock	114,027	(114,027)	(6)	—
Stockholders’ equity
Common stock	5	1	(1,6,7,8)	6
Additional paid-in capital	1,182,730	255,770	(1,3,5,6,7)	1,438,500
Accumulated other comprehensive income	10,525	—		10,525
Accumulated deficit	(511,083)	(378)	(2)	(511,461)
Total stockholders’ equity	682,177	255,393		937,570
Total liabilities, convertible preferred stock and stockholders’ equity	$1,175,734	$17,442		$1,193,176

(1)Receipt of aggregate net IPO proceeds of $141.7 million for the issuance of 6,679,791 shares of common stock
(2)Payment of outstanding debt with a principal balance of $115.0 million, consisting of $114.6 million of outstanding term loan, current and $0.4 million of debt issuance costs
(3)Payment of $3.3 million of unpaid offering expenses
(4)Payment of $6.1 million of tax withholding obligations related to restricted stock units
(5)Conversion of 11,674 preferred stock warrants into common stock warrants and the related reclassification of the noncurrent liability to additional paid-in capital
(6)Conversion and reclassification of all convertible preferred stock into an aggregate of 6,916,489 shares of common stock
(7)Conversion of 203,496 warrants into 148,748 shares of common stock, net of 54,748 shares of common stock withheld
(8)Issuance of 417,618 shares of common stock upon the vesting of the restricted stock units upon satisfaction of the IPO performance condition, net of 244,421 shares of common stock withheld for taxes
Use of Estimates
The preparation of these unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions, which affect the reported amounts in the financial statements and accompanying notes. Management evaluates its estimates and assumptions on an ongoing basis and makes adjustments when facts and circumstances dictate. The most significant estimates include the selection of useful lives of vehicle assets, the determination of the claims reserve, the determination of fair value of the Company’s common stock, fair value of financial instruments, the excess and obsolescence reserve on capitalized spare parts, and the tax valuation allowance. The Company’s operations and financial performance mean that these estimates may change in future periods, as new events occur, and additional information is obtained. These estimates are based on information available as of the date of these unaudited condensed consolidated financial statements; therefore, actual results could differ from estimates.
Partial Recourse Notes and Early Exercises
During the year ended December 31, 2020 and prior, the Company issued promissory notes to certain executives and key employees in the aggregate principal amount of $38.6 million, in exchange for the early exercise of 932,001 stock options. The promissory notes represent the aggregate exercise price of the early exercised stock options and carry original stated interest rates ranging from 0.41% to 0.45% per annum. The principal amounts and accrued interest are generally due upon the earlier of: (i) maturity dates ranging from the 7th to 10th anniversary of the note’s issuance, (ii) any transfer of the shares securing the promissory note or (iii) the completion of an IPO. All promissory notes issued were partially collateralized by the shares issued in exchange for the note on a non-pro rata basis and were considered nonrecourse notes in their entirety. As such, the shares issued are not considered “exercised” for accounting purposes until the notes are repaid and the underlying stock options have vested. The nonrecourse notes are not recorded on the condensed consolidated balance sheets since the arrangement is, in substance, a stock option. The shares are included in the legally issued and outstanding shares of common stock on the condensed consolidated balance sheets and in the condensed consolidated statements of convertible preferred stock and stockholders’ deficit.
In February and March 2026, certain promissory note holders made cash payments of $9.1 million, in the aggregate, to the Company, to settle outstanding principal and accrued interest, of the same amount, on their promissory notes. Since the promissory note arrangements are, in substance, stock options, the cash payments to settle the promissory notes are considered an exercise of the stock options for 166,125 shares of common stock with a corresponding offset to additional paid-in capital.
In March 2026, a promissory note holder surrendered to the Company 23,266 shares of common stock of the Company to settle the remaining $0.9 million of outstanding principal and accrued interest on their promissory note related to the exercise of stock options for 166,686 shares of common stock.
In March 2026, the Company repurchased 387,327 shares of common stock, originally pledged as security subject to repayment of certain promissory notes. The repurchase settled $19.9 million of outstanding principal and accrued interest on certain promissory notes at maturity. Since the promissory note arrangements are, in substance, stock options, the repurchase of common stock to settle the promissory notes at maturity is considered an expiration of the stock options. In connection with the transaction, the Company elected to pay $1.6 million in tax withholding obligations on behalf of select note holders, which is reflected as selling, general and administrative expense on the unaudited condensed consolidated statement of operations in the respective period.
As of June 30, 2026 and December 31, 2025, the principal amount of $7.1 million and $34.5 million, respectively, and related accrued interest of $0.4 million and $2.6 million, respectively, remained outstanding on promissory notes. As of June 30, 2026 and December 31, 2025, there were 130,012 and 850,156 shares issued that are pledged as security subject to repayment of the notes.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, trade accounts receivable, and supplier purchases.
Significant customers are those which represent more than 10% of the Company’s total revenue or gross accounts receivable balance at each balance sheet date. During the three and six months ended June 30, 2026 and 2025, no customers accounted for 10% or more of total revenue. As of June 30, 2026 and December 31, 2025, the Company had a third-party PSP that accounted for 71.7% and 83.9% of accounts receivable, respectively.
As discussed in Note 13 – Related Party Transactions, the Company has an agreement with Uber which allows riders to access the Company’s vehicles through mobile applications distributed by Uber and/or its subsidiaries. Revenue earned through this agreement was 13.0% and 14.9% of total revenue for the three months ended June 30, 2026 and 2025, respectively, and 13.4% and 14.8% of total revenue for the six months ended June 30, 2026 and 2025, respectively. Accounts receivable from Uber was 5.3% and 6.7% of accounts receivable as of June 30, 2026 and December 31, 2025, respectively.
Significant vendors are those which represent more than 10% of the Company’s total purchases. The Company had 1 and 0 significant vendors during the three months ended June 30, 2026 and 2025, respectively, and 1 and 0 significant vendors during the six months ended June 30, 2026 and 2025, respectively.
Revenue Recognition
The Company generates revenue from providing seamless, on-demand access to its network of e-scooters and e-bikes through two pricing models: either “Pay-As-You-Go” or LimePass.
Lease Revenue
Pay-As-You-Go allows riders to pay for usage based on the duration per session. The single-use rental of the Company’s vehicles by riders is considered an operating lease pursuant to ASC 842, under which the Company is the lessor. The Company has fixed lease payments, in the form of unlock fees that are fixed charges to access the vehicles, and variable lease payments, in the form of per minute usage fees. The Company treats any credit, coupon, or rider incentives as a reduction to the revenue for the ride in the period to which it relates. As the lease term is less than one day, the Company recognizes fixed lease payments (i.e., the unlock fees) and variable lease payments (i.e., usage minus lease incentives), at the time the ride is complete, on the same day the lease commenced.
Revenue from Contracts with Customers
The Company also recognizes revenue pursuant to ASC 606, Revenue from Contracts with Customers. This primarily relates to LimePass which consists of minute bundles and LimePrime. Minute bundles allow for the purchase of discounted ride minutes, offered at different increments, which can be used across multiple rides for a period of time ranging from 1 to 30 days. LimePrime is a recurring monthly subscription that provides riders with benefits such as free unlocks and extended vehicle reservations. In addition, starting in the first quarter of 2026, the Company rolled out a new LimePrime option for unlimited flat-rate rides, up to 20 minutes each.
The services provided by the Company that are based on usage, such as minute bundles, are recognized using an output method, generally as the minutes are used, as this reflects the pattern of transfer for these services.

The services provided by the Company for fixed monthly subscriptions, such as LimePrime, are considered stand-ready performance obligations where riders benefit from the services evenly throughout the service period. Revenue is recognized on a ratable basis over the contractual period of the arrangement beginning when or as control of the promised services is transferred to the customer as this reflects the pattern of transfer for these services.
The Company also estimates the portion of customer rights that will never be redeemed (“breakage”) and for which there is no legal obligation to remit the value of the unredeemed balance to the relevant jurisdiction as unclaimed or abandoned property. To the extent the Company has a basis for estimating breakage, the Company will recognize the breakage amounts as revenue, proportionate to the pattern of rights exercised by the customer. However, as the Company does not have a basis for estimating breakage, the Company will recognize breakage revenue when the likelihood of customer redemption, based on historical experience or long periods of inactivity, is remote.
The Company’s revenue contracts do not result in significant obligations associated with returns, refunds or warranties. The Company’s payment terms are generally fixed and do not include variable revenues or consideration. LimePass arrangements are paid in advance resulting in a contract liability.
Disaggregated Revenue
Total revenues disaggregated between lease revenue and revenue from contracts with customers are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Lease revenue	$233,194	$182,563	$356,746	$276,622
Revenue from contracts with customers	71,030	63,505	117,628	98,461
Total revenue	$304,224	$246,068	$474,374	$375,083
For both lease revenue and revenue from contracts with customers, the Company excludes all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue producing transaction and collected by the Company from a customer and remitted to governmental authorities. Accordingly, such amounts are not included as a component of revenue or cost of revenue.
Stock-Based Compensation
Stock-based compensation expense is measured and recorded based on the grant-date fair value of the stock-based awards. The fair value of the shares of common stock underlying the stock options and restricted stock units (“RSUs”) on the grant date has been determined by the board of directors, as there was no public market for the underlying common stock at the time of issuance. The Company recognizes stock-based compensation expense for service-based awards on a straight-line basis over the requisite service period of the individual grant, generally equal to the vesting period. The Company records forfeitures as they occur.
The Company uses the Black-Scholes-Merton option-pricing model (“Black-Scholes model”) to determine the fair value of stock option awards. The Black-Scholes model requires the use of objective and subjective assumptions, including the fair value of common stock, expected volatility, risk free interest rate, expected dividend and option’s expected term of the underlying stock.
The Company estimates the fair value of RSUs based on the fair market value of the Company’s common stock on the date of grant. The RSUs granted by the Company include both a service-based and performance-based liquidity event vesting condition. Compensation cost related to these RSUs must be recognized over the requisite service period using the accelerated attribution method, if it is probable that the performance-based liquidity event vesting condition will be satisfied. The performance-based condition was satisfied as of June 30, 2026. Refer to Note 9 – Stock-Based Compensation for further details on the stock-based compensation recognized.

Deferred Offering Costs
Deferred offering costs, which consist of direct incremental legal, accounting, consulting and other fees relating to an initial public offering, are capitalized. The deferred offering costs will be offset against initial public offering proceeds upon the consummation of the initial public offering in July 2026. As of June 30, 2026 and December 31, 2025, there were $13.5 million and $7.7 million, respectively, of deferred offering costs recorded within prepaid expenses and other current assets on the unaudited condensed consolidated balance sheet.
Derivative Financial Instruments
Refer to Note 2 – Fair Value Measurements for the accounting policy pertaining to derivative financial instruments.
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This new standard is effective for the Company’s annual period beginning January 1, 2026. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company is currently evaluating the impact of the guidance on the consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions within the income statement. In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Clarifying the Effective Date. The amendments in this update may be applied either prospectively or retrospectively, and are effective for fiscal years beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is evaluating the impact that this guidance will have on its consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 modernizes the accounting for costs related to internal-use software in ASC 350-40 to reflect the software development approaches currently used. Specifically, the FASB observed that software is not always developed in a linear manner, which is an underlying tenet of the existing internal-use software capitalization framework. To clarify how the guidance applies to both linear and nonlinear software development, the ASU removes all references to “development stages” from ASC 350-40 and changes the criteria to determine when development cost capitalization should begin. The amendments in this ASU are effective for fiscal years beginning after December 15, 2027, with early adoption permitted. Entities are permitted to apply the ASU on a prospective, retrospective or modified transition approach. The Company is currently evaluating the impact of adopting this new accounting guidance on its consolidated financial statements and related disclosures.
NOTE 2. FAIR VALUE MEASUREMENTS
The carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, approximate their fair values due to their short-term maturities.

The fair value measurements of financial instruments that are measured at fair value on a recurring basis consisted of the following (in thousands):

	June 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivative asset	$—	$3,740	$—	$3,740	$—	$—	$—	$—
Liabilities
Derivative liability	$—	$44	$—	$44	$—	$—	$—	$—
2021 Notes	—	—	—	—	—	—	660,324	660,324
Total liabilities	$—	$44	$—	$44	$—	$—	$660,324	$660,324
The Company did not make any transfers between the levels of the fair value hierarchy during the periods presented.
As of December 31, 2025, the 2021 Notes total contractual principal and accrued in kind interest amounted to $525.5 million, resulting in a difference between the aggregate fair value and the aggregate unpaid balance of $134.9 million.
2021 Notes
On June 30, 2026, upon execution of the underwriting agreement in relation to the Company’s IPO, all of our outstanding convertible notes and related accrued interest were reclassified from liability to equity. See Note 8 – Convertible Notes and Term Loan for more information. Immediately prior to conversion, the fair value of the 2021 Notes was marked to its current fair value of $683.2 million, resulting in a loss of $0.2 million. Upon derecognition of the 2021 Notes, the cumulative amount of losses resulting from the instrument-specific credit of $19.9 million was recognized within earnings.
A summary of the net changes in the fair value of the 2021 Notes was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance, beginning of period	$682,934	$568,121	$660,324	$544,106
Fair value loss recognized in other expense, net	240	30,754	25,239	57,554
Fair value gain recognized in other comprehensive loss	—	(12,940)	(2,389)	(15,725)
Reclassification to equity	(683,174)	—	(683,174)	—
Balance, end of period	$—	$585,935	$—	$585,935
Derivative Financial Instruments
During the three months ended June 30, 2026, the Company began entering into derivatives not designated as hedging instruments to manage foreign exchange risk related to the remeasurement of monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these foreign exchange derivatives are recorded within the "foreign currency exchange (losses) gains, net" component of other expense, net on the condensed consolidated statements of operations. The derivative instruments are recognized at gross fair value within prepaid expenses and other current assets and accrued liabilities on the condensed consolidated balance sheets. The Company recognized fair value gains on foreign exchange derivatives of $3.2 million for the three and six months ended June 30, 2026. As of June 30, 2026, the gross notional amount of outstanding foreign exchange derivatives was $197.7 million.
Convertible Preferred Stock Warrants
The Company issued warrants to purchase shares of the Company’s Series B convertible preferred stock which are recognized in other long-term liabilities on the unaudited condensed consolidated balance sheets, as the convertible preferred shares underlying the warrants are contingently redeemable for cash. The convertible preferred stock warrants are remeasured to fair value each reporting period based on unobservable Level 3 inputs. The fair value of the warrants and changes in fair value of the warrants for the three and six months ended June 30, 2026 and 2025 were not material.
Certain assets and liabilities are measured at fair value on a nonrecurring basis but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment or when a new liability is being established that requires fair value measurement. The Company had no nonrecurring fair value measurements during the three and six months ended June 30, 2026 and 2025.
NOTE 3. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Spare parts, net	$52,516	$20,870
Prepaid expenses	27,410	27,292
Value-added taxes receivable	12,378	8,953
Other current assets	21,586	12,060
Total	$113,890	$69,175
NOTE 4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Vehicle assets:
Deployed vehicle assets	$568,836	$491,361
Undeployed vehicle assets	40,839	21,196
Non-vehicle assets:
Capitalized internal-use software	88,329	82,856
Leasehold improvements	12,216	7,488
Furniture and fixtures	1,449	941
Equipment	1,974	1,746
Total property and equipment	713,643	605,587
Accumulated vehicle asset depreciation	(297,724)	(275,452)
Accumulated non-vehicle asset depreciation & amortization	(83,420)	(75,618)
Total property and equipment, net	$332,499	$254,517
The following table presents amounts recognized in the unaudited condensed consolidated statements of operations related to property & equipment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Vehicle asset depreciation expense	$26,168	$24,033	$52,552	$48,004
Non-vehicle asset depreciation and amortization expense	3,849	4,468	7,805	8,850
Loss on vehicle asset disposals	361	310	542	415

NOTE 5. ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued operations related expenses	$44,778	$29,546
Accrued purchases	25,289	9,625
Accrued insurance	16,121	9,631
Short-term claims reserve	14,264	14,212
Accrued legal settlements	1,430	4,590
Accrued escheatment	753	12,350
Other	4,235	2,107
Total accrued liabilities	$106,870	$82,061
NOTE 6. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Long-term claims reserve	$46,456	$38,227
Non-income tax reserves	1,812	2,984
Other	2,391	4,161
Total other long-term liabilities	$50,659	$45,372
NOTE 7. COMMITMENTS AND CONTINGENCIES
Letters of Credit
The Company maintains various stand-by letters of credit and guarantees from third-party financial institutions in the ordinary course of business to guarantee performance obligations related to certain vehicle and battery manufacturing, real estate leases, insurance policies, and other contractual arrangements. The letters of credit are collateralized by restricted cash. As of June 30, 2026 and December 31, 2025, the Company had outstanding balances of $61.1 million and $75.5 million, respectively.
Indemnification
The Company has entered into indemnification provisions under agreements with other parties in the ordinary course of business, including governmental entities and other business partners. The Company has agreed to indemnify and defend the indemnified party’s claims and related losses suffered or incurred by the indemnified party arising from actual or threatened third-party claims related to the Company’s activities. It is not possible to determine the potential loss resulting from the contractual indemnification obligations because of the distinctive facts involved in any potential action arising from each indemnification provision. As of June 30, 2026, some contractual indemnification obligations were accrued with personal injury matters. See the “Personal Injury Matters” section below for more information.
The Company’s Bylaws provide that it will indemnify directors and officers against certain costs and liabilities that may arise by reason of their status or service to the Company. In addition, the Company has entered into indemnification agreements with its directors and officers to provide its directors and officers with additional indemnification and related rights.
Legal Proceedings
The Company is currently involved in, and may in the future be involved in, legal proceedings, claims, regulatory inquiries, and governmental investigations in the ordinary course of business, which may include litigation by riders and third parties (individually or as class actions) alleging, but not limited to, various wage and expense claims, violations of state or federal laws, product liability and personal injury claims. The

Company has determined that, except as disclosed below, no disclosure of estimated loss is required for these matters because: (1) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such matters (2) a reasonably possible loss or range of loss cannot be estimated, or (3) such estimate is immaterial.
Due to the inherent nature of litigation, the outcomes of the Company’s current and potential future legal proceedings are not possible to predict with any certainty. For certain matters for which a material loss is probable and reasonably estimable, an estimate of the amount of loss is recorded in the unaudited condensed consolidated financial statements. Until there is finality to the resolution of the legal matters, the exposure to a loss individually, or in the aggregate, may differ from the amount recorded. Legal fees are expensed as incurred.
Personal Injury Matters
The Company is currently named as a defendant in a number of matters related to accidents or other incidents involving the use of its vehicles brought by riders and third parties. The Company disputes the allegations and continues to defend itself vigorously against such claims. The Company does not believe that these existing or threatened claims are individually likely to have a material impact on its business, financial condition or results of operations. Notwithstanding such, litigation and claims are inherently unpredictable, and legal proceedings arising from such incidents, individually or in the aggregate, could have a material impact on the Company’s business, financial condition and results of operations. Additionally, despite the outcome, litigation may have an adverse impact to the Company because of defense and settlement costs individually and in the aggregate, including the diversion of management resources to defend such claims, and other factors.
As of June 30, 2026 and December 31, 2025, the Company had claims reserves of $60.7 million and $52.4 million, respectively, to cover the estimated costs for personal injury claims incurred but not paid and personal injury claims that have been incurred but not yet reported, as well as certain contractual indemnification obligations as described in the “Indemnification” section above. Additionally, as of June 30, 2026 and December 31, 2025, the Company had a reserve of $1.4 million and $4.6 million, respectively, to cover settled but unpaid claims.
Non-Income Tax Matters
The Company is under audit by various domestic and foreign tax authorities with regard to non-income tax matters. The Company accrues non-income taxes that may result from examinations by, or any negotiated agreements with, these tax authorities when a loss is probable and reasonably estimable. Due to the inherent complexity and uncertainty of these matters and judicial process in certain jurisdictions, the final outcome may be materially different from the Company’s expectations.
NOTE 8. CONVERTIBLE NOTES AND TERM LOAN
2021 Notes
Between October and November 2021, the Company issued convertible secured promissory notes (the “2021 Notes”) with an initial aggregate principal amount of $417.6 million and a maturity date of October 29, 2025. In October 2023, the maturity date was amended to October 29, 2026. The 2021 Notes initially accrued interest at a rate of 4.0% per annum, which increased by 0.5% in April 2023, by another 1.0% in October 2023, and by 1.0% semi-annually thereafter up to a maximum of 8.0%. At the election of the Company, interest is to be paid in cash or by increasing the principal amount of the 2021 Notes by payment in kind (“PIK interest”). The Company has elected to pay PIK interest.
The 2021 Notes contain various conversion options upon the occurrence of certain events such as an IPO, change of control, or equity financing. In the event of an IPO or change of control, the 2021 Notes will convert into common stock at a price per share limited to the lesser of (i) a range of 75% to 80% of the applicable transaction price per share of common stock, upon execution of the underwriting agreement, and (ii) a cap price per share as defined in the note purchase agreement. In the event of an equity financing, the 2021 Notes will convert into the equity securities issued based on such equity securities’ price per share in such financing. If the

2021 Notes have not been converted or otherwise settled at maturity, the principal plus a premium of 25% becomes due and payable at maturity. The 2021 Notes are secured by substantially all of the Company’s assets.
On June 30, 2026, upon execution of the underwriting agreement in relation to the Company’s IPO, the aggregate outstanding principal and accrued PIK interest for the 2021 Notes of $546.5 million was converted into 27,326,950 shares of common stock at a conversion price of $20.00 per share.
2020 Notes
Between May and June 2020, the Company issued convertible secured promissory notes (the “2020 Notes”) in the aggregate principal amount of $170.0 million. Of the aggregate principal amount, $85.0 million was issued to Uber (the “2020 Uber Note”) and the remaining $85.0 million was issued to other investors (the “2020 Investor Notes”). The 2020 Notes accrue non-compounding interest at a fixed rate of 4.0% per annum and mature on May 7, 2027. Accrued interest either converts into common shares or becomes payable in accordance with the conversion and settlement options described below. If not earlier converted, the principal and accrued interest of the 2020 Notes becomes due and payable at the maturity date.
The holders of the 2020 Investor Notes also received warrants to acquire a total of 289,737 shares of common stock at an exercise price of $6.72 per share. The warrants have a term of seven years and may be exercised on a cashless basis at any time based on their fair market value at the time of conversion, in which event the Company will not receive any proceeds. The warrants were recorded as equity at their relative fair value of $0.8 million. The remaining $84.2 million of the proceeds received were allocated to the 2020 Investor Notes. See Note 10 – Warrants for more information.
At issuance, the total debt discount related to the 2020 Uber Note and 2020 Investor Notes was $0.4 million and $1.2 million, respectively. This amount is being amortized as additional interest expense over the term of the 2020 Notes using the effective interest rate method at an effective interest rate of 4.05%.
The 2020 Notes contain various conversion and settlement options: (i) conversion of the principal amount to Series 3 preferred stock (in the case of the 2020 Uber Note) or Series 2 preferred stock (in the case of the 2020 Investor Notes), with the accrued interest settled in cash or common stock at the Company’s election; or (ii) in the event of a change of control of the Company or IPO, the principal amount and accrued interest will, at the election of the holder, either become due and payable or convert into common stock. In May 2026, the 2020 Notes agreement was amended to automatically convert into common stock upon execution of the underwriting agreement related to the upcoming IPO. The conversion price of the 2020 Notes is $16.73 per share of common stock. The 2020 Notes are secured by substantially all of the Company’s assets.
On June 30, 2026, upon execution of the underwriting agreement in relation to the Company’s IPO, the aggregate outstanding principal and accrued interest for the 2020 Notes of $211.6 million, was converted into 12,648,586 shares of common stock at a conversion price of $16.73 per share. Under conversion accounting, the Company increases its equity at conversion by an amount equal to the carrying value of the convertible instrument, which was $211.4 million, net of unamortized debt issuance costs of $0.2 million.
Several of the holders of the 2021 Notes and 2020 Notes are related parties of the Company. See Note 13 – Related Party Transactions for more information.
Senior Secured Term Loan
In October 2023, the Company entered into a senior secured term loan with certain lenders (the “Senior Secured Term Loan”) with a principal amount of $115.0 million, an interest rate of 10.0% per annum and a maturity date of September 30, 2026, upon which the principal balance is due in full. The Company incurred debt issuance costs related to legal and underwriting fees of $2.2 million and was required to pay a closing fee of $2.3 million, all of which are being amortized to interest expense over the term of the loan.
The Company’s obligations under the Senior Secured Term Loan are backed by a guaranty from Uber, a related party of the Company. The Senior Secured Term Loan is secured by substantially all of the Company’s assets.

In July 2026, following the IPO, the Company repaid in full all amounts outstanding under the Senior Secured Term Loan.
The Senior Secured Term Loan agreement and the note purchase agreements for the 2021 Notes and 2020 Notes contain customary covenants restricting the Company and its subsidiaries’ ability to incur debt, incur liens, make investments, transfer assets and undergo certain fundamental changes, as well as certain financial covenants specified in the contractual agreement. As of June 30, 2026, the Company was in compliance with all covenants.
Aggregate debt maturities and expenses
As of June 30, 2026, future principal payments for the Company’s term loan were as follows (in thousands):

	Convertible Notes	Term Loan	Total
2026 (remainder)	—	115,000	115,000
Total future principal payments	$—	$115,000	$115,000
The following table presents interest expense recognized related to the term loan and 2020 Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contractual interest on term loan	$2,867	$2,867	$5,703	$5,703
Contractual interest on 2020 Notes	1,716	1,700	3,416	3,400
Amortization of debt discount and issuance costs	439	437	878	873
Total	$5,022	$5,004	$9,997	$9,976
NOTE 9. STOCK-BASED COMPENSATION
Stock Options
Stock option activity was as follows:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	6,735,077	$9.36	6.9	$140,335
Exercised	(338,258)	$9.83
Forfeited	(178,772)	$10.80
Outstanding as of June 30, 2026	6,218,047	$9.33	6.1	$97,373
Vested and exercisable as of June 30, 2026	5,172,833	$8.82	5.7	$83,876
Vested and expected to vest as of June 30, 2026	6,218,047	$9.33	6.1	$97,373
The total fair value of shares vested during the six months ended June 30, 2026 and 2025, was $8.4 million and $3.3 million, respectively.
The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2026 and 2025, was $9.1 million and $2.1 million, respectively.
As of June 30, 2026 and December 31, 2025, the Company had zero unvested early exercised shares. As of June 30, 2026 and December 31, 2025, the Company also had 130,012 and 850,156 shares issued that remain subject to repayment of nonrecourse notes.

As of June 30, 2026, total compensation cost not yet recognized related to unvested stock options was $7.1 million, which is expected to be recognized over a weighted-average period of 0.7 years.
As of June 30, 2026, the Company had limited options outstanding subject to performance and market conditions. Stock-based compensation expense for these awards was immaterial as of June 30, 2026.
RSUs
The Company grants RSUs that generally vest upon the satisfaction of both a time-based service requirement and a performance-based liquidity event requirement. The service-based condition is satisfied equally over 12 quarters, provided the grantee remains in continuous service. The performance-based condition was satisfied upon the effectiveness of the IPO, June 30, 2026, which triggered stock-based compensation of $35.8 million to be recognized for RSUs that have met their time-based service condition using the accelerated attribution method.
In March 2026, the Board of Directors approved the accelerated vesting of 16,289 RSUs as of the approval date. The modification resulted in a stock-based compensation expense of approximately $0.6 million within selling, general and administrative expense on the unaudited condensed consolidated statement of operations. The Company issued 11,362 shares of its common stock (after withholding 4,927 shares of common stock for satisfaction of related tax withholding obligations).
The following table summarizes the activity related to RSUs for the six months ended June 30, 2026:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested and Outstanding as of December 31, 2025	1,762,366	$19.18
Granted	1,459,200	39.68
Vested and not settled	(662,039)	21.21
Settled	(16,289)	13.90
Forfeited	(192,806)	23.25
Unvested and Outstanding as of June 30, 2026	2,350,432	31.04
The Company determines the grant-date fair value of these RSUs based on the market price of its common stock on the date of grant.
As of June 30, 2026, there was $50.8 million of unrecognized stock-based compensation expense related to unvested RSUs. The Company expects to recognize this expense over the remaining weighted-average period of 2.3 years.
Stock-Based Compensation Expense
The Company recorded stock-based compensation expense in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$85	$9	$90	$18
Selling, general and administrative	19,032	1,457	20,738	3,045
Operations and support	3,134	342	3,328	714
Research and development	15,828	1,161	16,565	2,344
Total stock-based compensation expense	$38,079	$2,969	$40,721	$6,121
The Company capitalized $0.4 million and $0.6 million of stock-based compensation expense in software development costs for the six months ended June 30, 2026 and 2025, respectively.

Equity Incentive Plans
During the three and six months ended June 30, 2026, the Company maintained two equity incentive plans: the 2017 Stock Incentive Plan (the “2017 Plan”) and the 2026 Incentive Award Plan (the “2026 Plan”).
The 2017 Plan allowed the Company to grant stock options, restricted stock and RSUs to employees, consultants, and directors of the Company. Under the 2017 Plan, the RSUs granted have a service-based and a liquidity-based vesting condition. The service-based vesting period for these awards is typically 3 years, provided the grantee remains in continuous service. Upon satisfaction of the liquidity-based vesting condition, RSUs for which the service-based vesting condition has also been satisfied will vest immediately, and any remaining unvested RSUs will vest ratably over the remaining service period. The liquidity-based condition is satisfied upon the consummation of the qualifying liquidity event, and was satisfied by the Company’s IPO.
The 2026 Plan became effective on June 29, 2026 in connection with the IPO. The 2026 Plan allows the Company to grant stock options, restricted stock, RSUs, performance shares, other incentive awards, stock appreciation rights, and cash awards. Upon the effectiveness of the 2026 Plan, the 2017 Plan was terminated and no further awards will be granted under the 2017 Plan. However, all outstanding awards under the 2017 Plan will continue to be governed by their existing terms. A total of 6,500,032 shares of common stock are initially available for issuance under the 2026 Plan. The number of shares available for issuance under the 2026 Plan will be increased by (i) the number of shares represented by awards outstanding under our 2017 Plan that expire, lapse or are terminated, exchanged for or settled in cash, surrendered, repurchased, cancelled without having been issued in full or forfeited following the effective date of the 2026 Plan and (ii) an annual increase on the first day of each calendar year beginning January 1, 2027 and ending on and including January 1, 2036, equal to the lesser of (A) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares as is determined by our board of directors. No more than 19,500,096 shares of Common Stock may be issued pursuant to the exercise of incentive stock options under the 2026 Plan.
2026 Employee Stock Purchase Plan
The 2026 Employee Stock Purchase Plan (the “2026 ESPP”), became effective on June 29, 2026 in connection with the IPO. A total of 650,004 shares of Common Stock have initially been reserved for issuance under the 2026 ESPP. The number of shares reserved for issuance and sale under the 2026 ESPP will increase on the first day of each fiscal year beginning in fiscal year 2027 and ending in fiscal year 2036, equal to the lesser of (i) 1% of the shares of our common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by our board of directors. No more than 1,950,012 shares of Common Stock may be issued under the 2026 ESPP.
NOTE 10. WARRANTS
As of June 30, 2026 and December 31, 2025, the following warrants were outstanding:

Issued in connection with	Warrant Shares	Exercise Price Per Share	Number of Warrant Shares Outstanding as of 6/30/2026	Number of Warrant Shares Outstanding as of 12/31/2025	Expiration date
Common Stock Warrants:
Atel Loan Agreement	20,805	$14.18	20,805	20,805	January 2028
SVB Loan Agreement	3,008	14.18	3,008	3,008	January 2028
BMO Credit Agreement	7,618	78.76	7,618	7,618	March 2030
2020 Investor Notes	289,737	6.72	203,496	261,635	May - June 2027
Preferred Stock Warrants:
TriplePoint Loan Agreement (Series B)	11,674	44.97	11,674	11,674	March 2028
During the six months ended June 30, 2026, the Company issued 58,139 shares of common stock upon the exercise of common stock warrants, issued in connection with the 2020 Investor Notes, for an aggregate exercise price of $0.4 million.

NOTE 11. OTHER EXPENSE, NET
The components of other expense, net were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Loss on change in fair value of the 2021 Notes	$(240)	$(30,754)	$(25,239)	$(57,554)
Cumulative loss of instrument-specific credit risk related to settlement of the 2021 Notes	(19,868)	—	(19,868)	—
Foreign currency exchange gains, net	5,120	16,418	1,877	23,989
Interest income	2,552	1,788	5,443	3,925
Other gains, net	533	18	645	28
Total other expense, net	$(11,903)	$(12,530)	$(37,142)	$(29,612)
NOTE 12. INCOME TAXES
The following table sets forth a summary of our income tax and effective tax rate (in thousands, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Loss) income before income taxes	$(3,054)	$23,857	$(62,484)	$(29,770)
(Benefit from) provision for income taxes	(298,433)	3,352	(296,577)	5,689
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate and, if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment to tax expense or benefit in the period.
The Company recorded (benefit from) provision for income taxes of $(298.4) million and $3.4 million for the three months ended June 30, 2026 and 2025, respectively, and $(296.6) million and $5.7 million for the six months ended June 30, 2026 and 2025, respectively. For the three and six months ended June 30, 2026, the effective tax rate differs from the U.S. statutory tax rate primarily due to a $289.1 million discrete tax benefit resulting from the release of the valuation allowance on the Company's U.S. federal and state deferred tax assets.
The Company historically maintained a full valuation allowance for its U.S. deferred tax assets, including federal and state net operating loss carryforwards (“NOLs”). In evaluating the recoverability of these deferred tax assets as of June 30, 2026, the Company considered all available positive and negative evidence related to the likelihood of realization to determine whether it is more-likely-than-not that some or all of the deferred tax assets will be realized.
Following the effectiveness of the Company’s Form S-1 registration statement on June 30, 2026, and the concurrent automatic conversion of the outstanding convertible notes into common stock, the Company’s historical liquidity constraints were resolved, entirely alleviating the previous going concern qualification. Furthermore, as of June 30, 2026, the Company is in a 12-quarter cumulative income position based on its U.S. pre-tax book income adjusted for permanent book-to-tax differences. This 12-quarter cumulative income position, combined with the resolution of the Company’s going concern qualification, is considered significant positive evidence that is both objective and verifiable. The historical income position provides evidence to place greater reliance on projections of future profit as a source of income. Furthermore, current-year profitability and corresponding positive taxable income in the U.S., along with projections of future profit, provide strong positive evidence for the realization of the Company’s deferred tax assets in the United States.
Based on the weight of all available evidence, the Company concluded that the positive evidence outweighed the negative evidence, and it is more-likely-than-not that the majority of its domestic tax attributes are realizable. Accordingly, the Company released $289.1 million of its U.S. valuation allowance during the three months ended June 30, 2026, resulting in the recognition of a material discrete income tax benefit for the period.
The Company continues to maintain a valuation allowance against certain definite-lived federal credits that are forecasted to expire unutilized due to estimated annual utilization caps under Internal Revenue Code Sections 382 and 383 resulting from the ownership change triggered by the IPO. The Company will continue to monitor the need for a valuation allowance against its deferred tax assets on a quarterly basis.
NOTE 13. RELATED PARTY TRANSACTIONS
Uber
The Company entered into an Integration Agreement with Uber, an investor who owns greater than 10% of the Company, dated August 10, 2018, as amended from time to time and most recently amended and restated as of September 15, 2025. The Integration Agreement allows riders to access the Company’s vehicles through mobile applications distributed by Uber and/or its subsidiaries. The Integration Agreement is currently effective through December 31, 2028. The Company receives revenue for these bookings and pays Uber a service fee in exchange. The revenue recognized through the Integration Agreement consists solely of lease revenue. Service fees are recorded in cost of revenue in the unaudited condensed consolidated statements of operations. As a result of the Integration Agreement, Uber also received common stock warrants in 2018.
The total revenue earned through and related service fees charged from the Integration Agreement were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue earned	$39,641	$36,733	$63,391	$55,428
Service fees paid	4,944	4,248	7,583	6,395
The Company received funding from Uber in the form of the 2020 Uber Note and as part of the 2021 Notes. On June 30, 2026, upon execution of the underwriting agreement in relation to the Company’s IPO, Uber’s portion of debt was converted into common stock. Refer to Note 8 – Convertible Notes and Term Loan for further details on Notes conversion.
The Company and Uber are also party to the Amended Warrant Agreement, as discussed in Note 10 – Warrants.
Other Related Parties
As discussed in Note 1 – Description of Business and Summary of Significant Accounting Policies, the Company issued promissory notes to certain current and former members of management in connection with the exercise of Company stock options.
The Company entered into a Note and Warrant Purchase Agreement with Andreessen Horowitz, an investor who owns greater than 10% of the Company, dated as of May 7, 2020, by and among the Company and the Lenders (as defined therein), and the convertible secured promissory note issued to funds affiliated with Andreessen Horowitz, thereunder. See Note 8 – Convertible Notes and Term Loan for additional information.
The Company entered into a Senior Secured Term Loan with Diameter, which was guaranteed by an affiliate company, dated as of October 5, 2023. See Note 8 – Convertible Notes and Term Loan for additional information.

NOTE 14. NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic net income (loss) per share
Numerator
Net Income (loss) attributable to common stockholders	$295,379	$20,505	$234,093	$(35,459)
Denominator
Weighted-average number of shares outstanding used to compute net Income (loss) per share attributable to common stockholders, basic	11,062,716	9,557,137	10,599,919	9,486,896
Basic net income (loss) per share attributable to common shareholders	$26.70	$2.15	$22.08	$(3.74)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Diluted net income (loss) per share
Numerator
Net Income (loss) attributable to common stockholders, basic	$295,379	$20,505	$234,093	$(35,459)
Add: interest expense recognized for 2020 Notes	1,716	1,759	3,416	—
Add: fair value adjustment recognized for 2021 Notes	240	—	25,239	—
Net income (loss) attributable to common stockholders, diluted	$297,335	$22,264	$262,748	$(35,459)
Denominator
Weighted-average number of shares outstanding used to compute net income (loss) per share attributable to common stockholders, basic	11,062,716	9,557,137	10,599,919	9,486,896
Weighted-average effect of potentially dilutive securities:
Stock Options	4,178,546	2,334,001	4,375,578	—
Early Exercised Stock Options	—	114,922	79,382	—
RSUs	999,686	—	499,843	—
Warrants for Common Stock	187,837	158,990	204,490	—
Convertible Preferred Stock	6,916,489	6,916,489	6,916,489	—
2020 Notes	12,509,591	12,267,157	11,867,403	—
2021 Notes	27,026,654	—	13,513,327	—
Weighted-average number of shares outstanding used to compute net income (loss) per share attributable to common stockholders, diluted	62,881,519	31,348,696	48,056,431	9,486,896
Diluted net income (loss) per share attributable to common shareholders	$4.73	$0.71	$5.47	$(3.74)
The 2021 Notes are only convertible upon the occurrence of certain events such as an IPO, change of control, or equity financing. The conversion price depends on the price of the equity securities issued in such events and the Company’s capitalization at the time. As such, the conversion price and number of underlying shares for the 2021 Notes cannot be determined until a conversion-triggering event occurs and were not included within the fiscal year 2025 periods. See Note 8 – Convertible Notes and Term Loan for additional information.
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income (loss) per share as the effect would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	154,675	1,849,430	154,675	7,553,732
Early exercised stock options	130,012	624,939	130,012	850,156
RSUs	1,362,997	1,187,637	1,362,997	1,187,637
Warrants for common stock	7,618	7,618	7,618	291,610
Warrants convertible for preferred stock (TriplePoint Loan Agreement)	11,674	11,674	11,674	11,674
2020 Notes	—	—	—	12,267,157
Convertible preferred stock	—	—	—	6,916,489
Total	1,666,976	3,681,298	1,666,976	29,078,455
NOTE 15. SEGMENTS
Operating Segments
The following table shows segment revenue, significant segment expenses, and the segment profit or loss measure for each financial statement period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$304,224	$246,068	$474,374	$375,083
Significant segment expenses:
Depreciation and amortization	30,017	28,501	60,357	56,854
Stock-based compensation	38,079	2,969	40,721	6,121
Cost of revenue(a)	146,053	109,376	242,176	182,017
Selling, general and administrative(a)	47,857	37,703	90,696	71,187
Operations and support(a)	14,227	13,182	27,139	24,630
Research and development(a)	15,181	12,795	29,507	24,154
Total segment expenses	291,414	204,526	490,596	364,963
Operating income (loss)	12,810	41,542	(16,222)	10,120
Interest expense	(3,961)	(5,155)	(9,120)	(10,278)
Other expense, net	(11,903)	(12,530)	(37,142)	(29,612)
(Loss) income before income taxes	(3,054)	23,857	(62,484)	(29,770)
Benefit (provision) for income taxes	(298,433)	3,352	(296,577)	5,689
Net income (loss)	$295,379	$20,505	$234,093	$(35,459)
__________________
(a)Exclusive of stock-based compensation and depreciation and amortization shown separately.

Geographic Region Information
The following tables set forth revenue and long-lived assets, net by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States of America	$95,423	$80,303	$145,412	$117,589
United Kingdom	64,766	52,911	104,065	84,495
Germany	31,169	23,276	46,507	34,850
Other	112,866	89,578	178,390	138,149
Total revenue	$304,224	$246,068	$474,374	$375,083

	June 30, 2026	December 31, 2025
United States of America	$157,248	$106,710
Germany	42,361	35,606
United Kingdom	35,680	35,941
Other	137,239	106,212
Total long-lived assets, net	$372,528	$284,469
NOTE 16. SUBSEQUENT EVENTS
The Company evaluated subsequent events from June 30, 2026, the date of these condensed consolidated financial statements, through August 11, 2026, which represents the date the financial statements were available for issuance.
Initial Public Offering
Refer to Note 1 – Description of Business and Summary of Significant Accounting Policies for details of subsequent event transactions occurring in connection with the IPO.
Credit Facility
Upon completion of the IPO, the Company entered into a new $200.0 million senior secured revolving credit facility (the “Credit Facility”) pursuant to a credit agreement (“Credit Agreement”). The Credit Agreement contains certain affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens on assets, issuance of preferred equity interests, fundamental changes and asset sales, investments, negative pledges, repurchase of stock, dividends and other distributions, sale and leaseback transactions, and transactions with affiliates. In addition, the Credit Agreement also contains financial covenants that require us to not exceed a maximum total net leverage ratio for any period of four consecutive fiscal quarters ending on the last day of any fiscal quarter, commencing with the fiscal quarter ending September 30, 2026, of 3.25 to 1.00 and to maintain a minimum fixed charge coverage ratio for any period of four consecutive fiscal quarters ending on the last day of any fiscal quarter, commencing with the fiscal quarter ending September 30, 2026, of no less than 1.25 to 1.00. Borrowings under the Credit Facility are available as Term SOFR or base rate loans. Base rate loans under the Credit Facility accrue interest at an alternate base rate plus an applicable margin, and Term SOFR loans accrue interest at a forward-looking rate based on SOFR plus an applicable margin. The alternate base rate represents the greater of (i) the prime rate, (ii) the Federal Reserve Bank of New York overnight rate plus 0.5% and (iii) the one-month Term SOFR rate plus 1.0%. The applicable rate for base rate and Term SOFR loans is tied to a pricing grid based on the Company’s total net leverage ratio. The applicable rate spread for base rate and Term SOFR loans ranges from 0.50% to 1.25% and 1.50% to 2.25%, respectively. The Credit Facility also has a variable commitment fee, which is based on the Company’s total net leverage ratio. The commitment fee ranges from 0.25% to 0.40% per annum. The Company is obligated to pay a fixed fronting fee for letters of credit not to exceed 0.125% per annum. Amounts borrowed under the Credit Facility may be repaid and re-borrowed through its maturity in July 2031.

Acquisition
In July 2026, the Company acquired all outstanding equity interests of a micromobility operator in Canada, pursuant to a share purchase agreement. The preliminary consideration is estimated to be approximately $8.5 million consisting of cash, subject to customary purchase price adjustments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes and the discussion under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2025 included in our final prospectus for our initial public offering (“IPO”) filed with the SEC on July 2, 2026 (the “Final Prospectus”). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” Our historical results are not necessarily indicative of the results to be expected for any period in the future.
Overview
Lime is the largest global shared micromobility business. We are on a mission to build a future where transportation is shared, affordable, and carbon-free.
Lime provides convenient and reliable short-term rentals of e-scooters and e-bikes at an affordable price. Since its founding in 2017, Lime has driven continuous innovation and growth in the shared micromobility space through advancements in both hardware and software.
Financial and Operating Highlights

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands, except percentages, Average Operational Fleet & RVD)
Average Operational Fleet	407,707	333,827	22%	366,322	299,867	22%
RVD(2)	$8.20	$8.10	1%	$7.15	$6.91	3%
MAU	5,024	4,114	22%	4,080	3,346	22%
Revenue	$304,224	$246,068	24%	$474,374	$375,083	26%
Gross profit	129,051	109,098	18%	173,642	137,983	26%
Adjusted Gross Profit(1)	158,447	136,994	16%	232,650	193,464	20%
Net income	295,379	20,505	1341%	234,093	(35,459)	760%
Adjusted EBITDA(1)	84,197	76,179	11%	91,678	78,314	17%
Net cash provided by operating activities				49,291	66,652	(26)%
Free cash flow(1)				(83,325)	(19,883)	319%
_______________
(1)See the section titled “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures
(2)RVD is disclosed in whole dollars
Components of Results of Operations
Revenue
We generate revenue by providing seamless, on-demand access to our fleet of e-scooters and e-bikes. We earn revenue from unlock fees to access the vehicles and per minute usage fees from Pay-As-You-Go riders. We treat any credit, coupon, or rider incentives as a reduction to the revenue for the ride in the period to which it relates.
We also generate revenue from our LimePass offerings, which consist of minute bundles and LimePrime. Minute bundles allow for the purchase of discounted ride minutes, offered at different increments, which can be used across multiple rides for a period of time ranging from 1 to 30 days. LimePrime is a recurring monthly subscription that provides riders with benefits such as unlimited unlocks and extended vehicle reservations during the subscription period. In addition, starting in the first quarter of 2026, we rolled out a new LimePrime option for unlimited flat-rate rides, up to 20 minutes each. We recognize revenue for minute bundles as minutes are used and we recognize revenue for LimePrime ratably over the subscription term.
Cost of Revenue
Cost of revenue consists primarily of compensation, employee benefits and stock-based compensation of local operations field personnel associated with the deployment, maintenance and retrieval of vehicles and swapping of batteries, vehicle asset depreciation and disposals, tools and parts, merchant and credit card processing fees, warehouse rent and related facility costs, and certain insurance costs related to our micromobility services. Cost of revenue also includes operating permit costs and platform and web hosting server costs.
We plan to continue to drive an increased volume of trips taken on our e-scooters and e-bikes and expand the reach of our platform through opening and winning new markets and growing within existing markets. We expect that cost of revenue will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue.
Selling, General and Administrative
Selling, general and administrative expenses include compensation, employee benefits and stock-based compensation for management, finance, legal, human resources, marketing, government relations, business development, general liability and corporate insurance costs, certain legal-related accruals and settlements and expenses, professional service fees, advertising and marketing, events, public relations, sponsorships, and other general overhead and allocated costs.
We plan to continue to invest in sales and marketing to attract and retain riders on our platform and increase our brand awareness. Additionally, we expect to incur additional expenses as a result of operating as a public company, including expenses to comply with the rules and regulations applicable to companies listed on a national securities exchange, expenses related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for general and director and officer insurance, investor relations, and professional services. We expect that selling, general and administrative expenses will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue.
Operations and Support
Operations and support expenses include compensation, employee benefits and stock-based compensation and other costs for central operations, supply chain, customer service, and trust and safety. Central operations personnel are responsible for the strategy, planning, data analysis and reporting across markets for capital expenditures and labor, warehouse optimization, new business initiatives and expansion into new markets. Supply chain costs include distribution facility costs related to the centralized purchasing and storage prior to deployment of our e-scooters and e-bikes to our local markets. Customer service costs include third party call-center support and customer support technology costs. Trust and safety personnel are responsible for developing the policies and protocols for the safety programs, monitoring safety trends and supporting compliance with applicable laws and regulations.
We plan to continue to invest in central operations, supply chain, customer service, and trust and safety to support our continued growth. We expect that operations and support expenses will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue.
Research and Development
Research and development expenses include compensation, employee benefits, and stock-based compensation for technology developers and product management employees as well as fees paid to outside consultants, software costs, and other allocated costs.
We plan to continue to hire employees to support our research and development efforts to continue advancing the proprietary hardware and software that enables our platform to continuously improve the experience for both cities and riders. We expect that research and development expenses will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue.

Interest expense
Interest expense consists primarily of interest payments on our convertible notes and debt, including accretion of debt discount.
Provision for Income Taxes
We are subject to income taxes in the United States and foreign jurisdictions in which we do business. These foreign jurisdictions have different statutory tax rates than those in the United States. Additionally, certain of our foreign earnings may also be taxable in the United States. Accordingly, our effective tax rate will vary depending on the relative proportion of foreign to domestic income, use of foreign tax credits, changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws.
Refer to our Critical Accounting Policies and Estimates section for further discussion on the Company’s provision for income taxes and valuation allowance.
Other expense, net
Other expense, net consists of the loss on change in fair value related to the 2021 Notes, cumulative loss of instrument-specific credit risk related to settlement of the 2021 Notes, foreign currency exchange gains or losses, interest income and other non-operating gains and losses.
Key Operating Metrics
Average Operational Fleet
Our operational fleet, defined as the total number of vehicles available on our platform, represents the average number of vehicles available for use for at least one hour per day during a specific period. The size of this fleet is a crucial indicator, as it reflects our capacity to meet rider demand and improve RVD. Vehicle maintenance, timely charging, and repositioning for optimal distribution and availability all impact our operational fleet on a given day and are actively managed by us.
Revenue / Vehicle / Day (RVD)
We define RVD as the average daily revenue generated by each operational vehicle in our fleet. This is calculated by taking the ratio of revenue to average operational fleet and then dividing by the number of days in the period. RVD is a single, composite gauge of how effectively each of our vehicles converts its utilization into revenue. We maintain and expand RVD through data-informed strategies in pricing, fleet optimization, and strategic positioning, each of which is powered by our extensive dataset.
We believe that RVD is an indicator of the growth of our business as well as the value we deliver to our riders and stakeholders. Understanding RVD enables us to measure utilization and identify opportunities to enhance our service and deploy additional fleet.
Monthly Active Users (MAU)
We define Monthly Active Users (“MAU”) as the total number of unique riders who complete at least one e-scooter or e-bike trip on our platform at least once in a given month, averaged over each month in the measurement period. We use MAUs to assess the breadth of our service adoption and the frequency of rider engagement, which are critical measures of our penetration across the cities in which we operate.

Results of Operations
The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Revenue	$304,224	$246,068	$474,374	$375,083
Cost of revenue(1)	175,173	136,970	300,732	237,100
Gross profit	129,051	109,098	173,642	137,983
Operating expenses:
Selling, general and administrative(1)	67,260	39,921	112,265	75,835
Operations and support(1)	17,738	13,604	31,129	25,445
Research and development(1)	31,243	14,031	46,470	26,583
Total operating expenses	116,241	67,556	189,864	127,863
Operating profit (loss)	12,810	41,542	(16,222)	10,120
Interest expense	(3,961)	(5,155)	(9,120)	(10,278)
Other expense, net	(11,903)	(12,530)	(37,142)	(29,612)
(Loss) income before income taxes	(3,054)	23,857	(62,484)	(29,770)
(Benefit from) provision for income taxes	(298,433)	3,352	(296,577)	5,689
Net income (loss)	$295,379	$20,505	$234,093	$(35,459)
_______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue	$85	$9	$90	$18
Selling, general and administrative	19,032	1,457	20,738	3,045
Operations and support	3,134	342	3,328	714
Research and development	15,828	1,161	16,565	2,344
Total stock-based compensation expense	$38,079	$2,969	$40,721	$6,121

The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	100%	100%	100%	100%
Cost of revenue	58	56	63	63
Gross profit	42	44	37	37
Operating expenses:
Selling, general and administrative	22	16	24	20
Operations and support	6	6	7	7
Research and development	10	6	10	7
Total operating expenses	38	27	40	34
Operating Income (loss)	4	17	(3)	3
Interest expense	(1)	(2)	(2)	(3)
Other expense, net	(4)	(5)	(8)	(8)
Loss before income taxes	(1)	10	(13)	(8)
Provision for income taxes	(98)	1	(63)	2
Net Income (loss)	97%	8%	49%	(9)%
Comparison of Three and Six Months Ended June 30, 2026 and 2025
Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025
	(in thousands, except for percentages)
Revenue	$304,224	$246,068	24%	$474,374	$375,083	26%

Revenue increased $58.2 million, or 24%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This was primarily driven by a 22% increase in average operational fleet, a 22% increase in our MAU, and a 1% growth in RVD.
Revenue increased $99.3 million, or 26%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This was primarily driven by a 22% increase in average operational fleet, a 22% increase in our MAU, and a 3% growth in RVD. Additionally, we had outsized growth in our regions outside of North America and Europe in the three months ended March 31, 2026 as compared to the same period in 2025, reflecting our investment in markets that are counter-seasonal to our primary markets.
Cost of Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025
	(in thousands, except for percentages)
Cost of revenue	175,173	136,970	28%	$300,732	$237,100	27%

Cost of revenue increased by $38.2 million, or 28%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was driven by the increase in revenue as a result of higher ridership and targeted expenditures designed to enhance fleet reliability and operational efficiency. Our average operational fleet grew by 22% year-over-year, leading to increased vehicle operating costs, warehouse costs as well as increased personnel costs from our operational workforce who help manage our fleet of vehicles.

Cost of revenue increased by $63.6 million, or 27%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was driven by the increase in revenue as a result of higher ridership and targeted expenditures designed to enhance fleet reliability and operational efficiency. Our average operational fleet grew by 22% year-over-year, leading to increased vehicle operating costs, warehouse costs as well as increased personnel costs from our operational workforce who help manage our fleet of vehicles.
Selling, General and Administrative

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025
	(in thousands, except for percentages)
Selling, general and administrative	$67,260	$39,921	68%	$112,265	$75,835	48%

Selling, general and administrative expenses increased by $27.3 million, or 68%, in the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was driven by the increase in stock-based compensation expense of $17.6 million, due primarily to expense recognized on RSUs upon satisfaction of the performance-based liquidity condition, and by increases in personnel-related compensation costs to support our continued growth and costs associated with our public company readiness efforts.
Selling, general and administrative expenses increased by $36.4 million, or 48%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was driven by the increase in stock-based compensation expense of $17.7 million, due primarily to expenses recognized on RSUs upon satisfaction of the performance-based liquidity condition, and by increases in personnel-related compensation costs to support our continued growth and costs associated with our public company readiness efforts.
Operations and Support

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025
	(in thousands, except for percentages)
Operations and support	$17,738	$13,604	30%	$31,129	$25,445	22%
Operations and support expenses increased by $4.1 million, or 30%, in the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was driven by the increase in stock-based compensation expense of $2.8 million, due primarily to expense recognized on RSUs upon satisfaction of the performance-based liquidity condition and increases in costs to support our revenue growth, reflecting continued investments in customer service and central operations and logistics as well as overall infrastructure growth.
Operations and support expenses increased by $5.7 million, or 22%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was driven by the increase in stock-based compensation expense of $2.6 million, due primarily to expense recognized on RSUs upon satisfaction of the performance-based liquidity condition and increases in costs to support our revenue growth, reflecting continued investments in customer service and central operations and logistics as well as overall infrastructure growth.
Research and Development

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025
	(in thousands, except for percentages)
Research and development	$31,243	$14,031	123%	$46,470	$26,583	75%

Research and development expenses increased by $17.2 million, or 123%, in the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was driven by the increase in stock-based compensation expense of $14.7 million, due primarily to expense recognized on RSUs upon satisfaction of the performance-based liquidity condition, and by increases in investments in developing new features, optimizing existing technology, and expanding our engineering teams to support growth initiatives.
Research and development expenses increased by $19.9 million, or 75%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was driven by the increase in stock-based compensation expense of $14.2 million, due primarily to expense recognized on RSUs upon satisfaction of the performance-based liquidity condition, and by increases in investments in developing new features, optimizing existing technology, and expanding our engineering teams to support growth initiatives.
Interest Expense and Other Expense, net

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025
	(in thousands, except for percentages)
Interest expense	$(3,961)	$(5,155)	(23)%	$(9,120)	$(10,278)	(11)%
Other expense, net	$(11,903)	$(12,530)	(5)%	$(37,142)	$(29,612)	25%
Interest expense decreased by $1.2 million, or 23%, in the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was due to a benefit related to relief of interest on escheated unclaimed property.
Other expense, net, decreased $0.6 million, or 5%, in the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The change in other expense, net was not material.
Interest expense decreased by $1.2 million, or 11%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was due to a benefit related to relief of interest on unclaimed property.
Other expense, net, increased $7.5 million, or 25%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily due to a $19.9 million reclassification of cumulative losses on the change in instrument-specific credit risk of the 2021 Notes and a decrease in foreign currency gains of $22.1 million, partially offset by a decrease in the loss on change in fair value of the 2021 Notes of $32.3 million.
(Benefit from) provision for income taxes

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025
	(in thousands, except for percentages)
(Benefit from) provision for income taxes	$(298,433)	$3,352	**	$(296,577)	$5,689	**
** Percentage not meaningful
The change in provision for income taxes of $301.8 million, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 is a result of a discrete tax benefit of $289.1 million during the three months ended June 30, 2026 resulting from the release of the valuation allowance on the Company's U.S. federal and state deferred tax assets.
The change in provision for income taxes of $302.3 million, for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 is a result of a discrete tax benefit of $289.1 million during the six months ended June 30, 2026 resulting from the release of the valuation allowance on the Company's U.S. federal and state deferred tax assets.

Non-GAAP Financial Measures
To supplement our consolidated financial statements prepared and presented in accordance with GAAP, we use certain non-GAAP financial measures, as described below, to facilitate analysis of our financial and business trends and for internal planning and forecasting purposes.
We use Adjusted Gross Profit, Adjusted EBITDA and Free Cash Flow in conjunction with GAAP measures to evaluate our performance, inform our budgeting and capital allocation decisions, and assess the effectiveness of our business strategies. We believe these non-GAAP financial measures provide valuable insights to investors, enhancing their understanding of our historical performance and future potential. They also offer transparency into the metrics our management team utilizes for financial and operational decision-making. By presenting Adjusted Gross Profit, Adjusted EBITDA, and Free Cash Flow we aim to provide investors with a view of our business and financial performance through the lens of management, offering an additional tool for comparing our operational results across multiple periods.
It is important to note that our definitions of these non-GAAP financial measures may differ from similarly titled metrics used by other companies. Furthermore, other companies may not publish these or similar metrics. These metrics also have inherent limitations, as they exclude the impact of certain expenses reflected in our consolidated statements of operations. Therefore, Adjusted Gross Profit, Adjusted EBITDA and Free Cash Flow should be considered as supplementary information, and not as substitutes for, or in isolation from, measures prepared in accordance with GAAP.
Adjusted Gross Profit and Adjusted Gross Margin
We define Adjusted Gross Profit as gross profit excluding loss on vehicle asset disposals, depreciation and amortization. By removing these non-cash expenses, Adjusted Gross Profit can be used to evaluate the unit economic profile of the business, highlighting the profitability of each ride or city before accounting for the long-term allocation of asset costs. This approach helps in assessing the direct operational efficiency and profitability tied to the core activities that drive revenue. Adjusted Gross Margin is calculated by dividing Adjusted Gross Profit for a period by revenue for the same period.
A reconciliation of gross profit and gross margin, the most directly comparable GAAP financial measures, to Adjusted Gross Profit and Adjusted Gross Margin is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except percentages)
Gross profit	$129,051	$109,098	$173,642	$137,983
Gross margin (as a percentage of revenue)	42.4%	44.3%	36.6%	36.8%
Add:
Depreciation and amortization - included in cost of revenue	$29,035	$27,586	$58,466	$55,066
Loss on vehicle asset disposals	361	310	542	415
Adjusted Gross Profit	$158,447	$136,994	$232,650	$193,464
Adjusted Gross Margin (as a percentage of revenue)	52.1%	55.7%	49.0%	51.6%
Adjusted Gross Profit for the three months ended June 30, 2026 was $158.4 million, a 15.7% increase compared to $137.0 million for the three months ended June 30, 2025. Adjusted Gross Margin for the three months ended June 30, 2026 was 52.1%, which decreased slightly from 55.7% for the three months ended June 30, 2025. Unit economics, as measured by Adjusted Gross Margin, decreased by 360 basis points as we scale our new LimePrime subscription product and make targeted investments in newer megacity1 markets.
Adjusted Gross Profit for the six months ended June 30, 2026 was $232.7 million, a 20.3% increase compared to $193.5 million for the six months ended June 30, 2025. Adjusted Gross Margin for the six months ended June 30, 2026 was 49.0%, a decrease from 51.6% for the six months ended June 30, 2025. Unit
1 We define a megacity as a city that is both an economic hub and tourist destination, with a large local population and certain other economic characteristics.

economics, as measured by Adjusted Gross Margin, decreased by 260 basis points as we as we scale our new LimePrime subscription product and make targeted investments in newer megacity markets.
Adjusted EBITDA
Adjusted EBITDA is a key performance metric we use to assess our core operating performance and operating leverage by excluding items that are non-cash or are not indicative of our ongoing business results. It is calculated by starting with net income (loss) and then adjusted to exclude interest expense, income tax (including a discrete tax benefit resulting from the release of the valuation allowance on the Company's U.S. federal and state deferred tax assets), depreciation and amortization (which includes vehicle depreciation, non-vehicle depreciation, and the amortization of capitalized software and cloud computing arrangements), gain/loss on vehicle disposals, and stock-based compensation. Furthermore, we exclude other expense, net; this category encompasses the change in the fair value of the 2021 Notes, interest income, other miscellaneous income or expense and all realized and unrealized foreign exchange gains or losses. We also adjust to exclude costs related to market closures and non-recurring IPO and public company readiness efforts and expenses related to acquisitions. By removing these specific financial, non-cash, and non-core operational items, Adjusted EBITDA provides a clearer view of the profitability and cash-generating potential of our fundamental business operations.
The following table presents a reconciliation of Adjusted EBITDA to net loss, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Net income (loss)	$295,379	$20,505	$234,093	$(35,459)
Interest expense	3,961	5,155	9,120	10,278
(Benefit from) provision for income taxes(1)	(298,433)	3,352	(296,577)	5,689
Depreciation and amortization(2)	30,383	29,353	61,319	58,671
Stock-based compensation	38,079	2,969	40,721	6,121
Other expense, net	11,903	12,530	37,142	29,612
Loss on vehicle asset disposals	361	310	542	415
IPO and public company readiness costs	2,163	2,005	4,917	2,987
Acquisition related expenses	401	—	401	—
Adjusted EBITDA	$84,197	$76,179	$91,678	$78,314
_____________
(1)Includes a discrete tax benefit resulting from the release of the valuation allowance on the Company's U.S. federal and state deferred tax assets.
(2)Includes amortization related to cloud computing arrangements.

Adjusted EBITDA for the three months ended June 30, 2026 was $84.2 million, a 10.5% increase compared to $76.2 million for the three months ended June 30, 2025. The improvement was driven by year-over-year revenue growth of 23.6% for the three months ended June 30, 2026, partially offset by the decrease in Adjusted Gross Margin period over period.
Adjusted EBITDA for the six months ended June 30, 2026 was $91.7 million, a 17.1% increase compared to $78.3 million for the six months ended June 30, 2025, also driven by year-over-year revenue growth of 26% for the six months ended June 30, 2026, partially offset by the decrease in Adjusted Gross Margin period over period.
Free Cash Flow
We define Free Cash Flow as net cash provided by operating activities less capital expenditures for vehicle and non-vehicle assets.

A reconciliation of net cash provided by operating activities, the most directly comparable GAAP financial measure, to Free Cash Flow is presented below:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$49,291	$66,652
Capital expenditures	(132,616)	(86,535)
Free Cash Flow	$(83,325)	$(19,883)
We experienced negative Free Cash Flow of $(83.3) million and $(19.9) million for the six months ended June 30, 2026 and 2025, respectively, resulting in a decrease of $63.4 million. This decrease is largely as a result of higher capital expenditures during the six months ended June 30, 2026 to accomplish planned fleet growth and timing related working capital increases in spare parts ahead of our peak season.
Liquidity and Capital Resources
As of June 30, 2026, our principal sources of liquidity were cash and cash equivalents of approximately $278.1 million which consisted of bank deposits, institutional money market funds and certificates of deposits denominated in U.S. dollars and excluded short-term restricted cash of $55.7 million which consisted primarily of amounts held in separate trust accounts and restricted bank accounts as collateral for insurance purposes and amounts pledged to secure certain letters of credit.
Historically, we have funded our capital-intensive operations and capital expenditures primarily through equity, equity-linked and debt issuances and cash generated from our operations. We have principal payments on the Senior Secured Term Loan of approximately $115.0 million due within twelve months from the issuance of our unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2026. As described in Note 8 – Convertible Notes and Term Loan, the 2020 and 2021 Notes were converted to common shares as of June 30, 2026, and on July 2, 2026, the Company repaid in full all amounts outstanding under the Senior Secured Term Loan. Additionally, as described in the “Initial Public Offering” section of Note 1 – Description of Business and Summary of Significant Accounting Policies, we completed our IPO on July 2, 2026, receiving aggregate net proceeds of approximately $141.7 million. Based on these transactions and its cash balance of $278.1 million as of June 30, 2026, we believe we have sufficient liquidity to fund our operations for at least twelve months from the date that the unaudited condensed consolidated financial statements are issued.
Upon completion of the IPO, we entered into a new $200.0 million senior secured revolving credit facility (the “Credit Facility”) pursuant to a credit agreement (the “Credit Agreement”). The Credit Agreement contains certain affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens on assets, issuance of preferred equity interests, fundamental changes and asset sales, investments, negative pledges, repurchase of stock, dividends and other distributions, sale and leaseback transactions, and transactions with affiliates. In addition, the Credit Agreement also contains financial covenants that require us to not exceed a maximum total net leverage ratio for any period of four consecutive fiscal quarters ending on the last day of any fiscal quarter, commencing with the fiscal quarter ending September 30, 2026, of 3.25 to 1.00 and to maintain a minimum fixed charge coverage ratio for any period of four consecutive fiscal quarters ending on the last day of any fiscal quarter, commencing with the fiscal quarter ending September 30, 2026, of no less than 1.25 to 1.00. Borrowings under the Credit Facility are available as Term SOFR or base rate loans. Base rate loans under the Credit Facility accrue interest at an alternate base rate plus an applicable margin, and Term SOFR loans accrue interest at a forward-looking rate based on SOFR plus an applicable margin. The alternate base rate represents the greater of (i) the prime rate, (ii) the Federal Reserve Bank of New York overnight rate plus 0.5% and (iii) the one-month Term SOFR rate plus 1.0%. The applicable rate for base rate and Term SOFR loans is tied to a pricing grid based on the Company’s total net leverage ratio. The applicable rate spread for base rate and Term SOFR loans ranges from 0.50% to 1.25% and 1.50% to 2.25%, respectively. The Credit Facility also has a variable commitment fee, which is based on our total net leverage ratio. The commitment fee ranges from 0.25% to 0.40% per annum. We are obligated to pay a fixed fronting fee for letters of credit not to exceed 0.125% per annum. Amounts borrowed under the Credit Facility may be repaid and re-borrowed through its maturity in July 2031.

Our future capital requirements will also depend on many factors, including, but not limited to our growth, our ability to attract and retain riders and cities on our platform, the continuing market acceptance of our offerings, the timing and extent of spending to support our efforts to develop our platform and the expansion of sales and marketing activities. Further, we may in the future enter into arrangements to acquire or invest in businesses, products, services, and technologies.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$49,291	$66,652
Net cash used in investing activities	(132,616)	(86,535)
Net cash provided by financing activities	7,895	2,796
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(678)	11,050
Net decrease in cash and cash equivalents, and restricted cash	$(76,108)	$(6,037)
Operating Activities
Cash provided by operating activities was $49.3 million for the six months ended June 30, 2026. This consisted of net income of $234.1 million, adjusted for non-cash items, which primarily included an increase in deferred income taxes of $294.9 million, depreciation and amortization expense of $60.4 million, stock-based compensation expense of $40.7 million and a loss on the change in fair value of the 2021 Notes of $25.2 million. These amounts were partially offset by $47.3 million increase in prepaid expenses and other current assets primarily driven by investments in spare parts ahead of our peak season.
Cash provided by operating activities was $66.7 million for the six months ended June 30, 2025. This consisted of a net loss of $35.5 million, adjusted for non-cash items, which primarily included depreciation and amortization expense of $56.9 million and a loss on the change in fair value of the 2021 Notes of $57.6 million. These amounts were partially offset by non-cash unrealized foreign currency gains of $26.8 million.
Investing Activities
Cash used in investing activities was $132.6 million for the six months ended June 30, 2026, which was largely driven by purchases of vehicle assets of $122.6 million as we invested in growing our fleet. We also purchased non-vehicle assets to support our overall business growth.
Cash used in investing activities was $86.5 million for the six months ended June 30, 2025, which was largely driven by purchases of vehicle assets of $80.2 million as we invested in growing our fleet. We also purchased non-vehicle assets to support our overall business growth.
Financing Activities
Cash provided by financing activities was $7.9 million for the six months ended June 30, 2026, which primarily consisted of $9.1 million received for the settlement of promissory notes issued in exchange for the early exercise of stock options and $4.0 million of proceeds from the exercise of stock options and other common stock issuances, offset by $5.6 million of deferred offering costs.
Cash provided by financing activities was $2.8 million for the six months ended June 30, 2025, which primarily consisted of proceeds from the exercise of stock options and other common stock issuances of $2.7 million.
Contractual Obligations and Commitments
Debt. As of June 30, 2026, we had $115.0 million of outstanding debt under our Senior Secured Term Loan that is due in September 2026. In July 2026, following the IPO, we repaid in full all amounts outstanding under the Senior Secured Term Loan. For additional discussion of our debt arrangements, see ”Liquidity and Capital

Resources” section above and Note 8 – Convertible Notes and Term Loan to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Operating lease commitments. Our operating lease commitments primarily consist of the leases for our warehouses, hubs, offices and vehicles. As of June 30, 2026, we had fixed lease payment obligations of $51.9 million, with $7.3 million to be paid within 12 months and the remainder thereafter.
Letters of credit. We maintain various stand-by letters of credit and guarantees from third-party financial institutions in the ordinary course of business to guarantee performance obligations related to certain vehicle and battery manufacturing, real estate leases, insurance policies, and other contractual agreements. The letters of credit are collateralized by restricted cash and we had an outstanding balance of $61.1 million as of June 30, 2026.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements and the related notes are prepared in accordance with GAAP. The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
There have been no material changes to our critical accounting estimates over Vehicle Assets, Net, Fair Value Option, Insurance and Stock-Based Compensation that occurred in the period covered by this Quarterly Report on Form 10-Q from those described in our Final Prospectus.
Provision for Income Taxes
We are subject to income taxes in the United States and foreign jurisdictions in which we do business. These foreign jurisdictions have different statutory tax rates than those in the United States. Additionally, certain of our foreign earnings may also be taxable in the United States. Accordingly, our effective tax rate will vary depending on the relative proportion of foreign to domestic income, our ability to realize our tax attributes, changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws.
We have historically maintained a full valuation allowance for our U.S. deferred tax assets, including federal and state NOLs. In evaluating the recoverability of these deferred tax assets as of June 30, 2026, we considered all available positive and negative evidence related to the likelihood of realization to determine whether it is more-likely-than-not that some or all of the deferred tax assets will be realized.
Following the effectiveness of our Form S-1 registration statement on June 30, 2026, and the concurrent automatic conversion of our outstanding convertible notes into common stock, our historical liquidity constraints were resolved, entirely alleviating our previous going concern qualification. Furthermore, as of June 30, 2026, we are in a 12-quarter cumulative income position based on our U.S. pre-tax book income adjusted for permanent book-to-tax differences. This 12-quarter cumulative income position, combined with the resolution of our going concern qualification, is considered significant positive evidence that is both objective and verifiable. The historical income position provides us with evidence to place greater reliance on projections of future profit as a source of income. Furthermore, current-year profitability and corresponding positive taxable income in the U.S., along with projections of future profit, provide strong positive evidence for the realization of our deferred tax assets in the United States.
Based on the weight of all available evidence, management concluded that the positive evidence outweighed the negative evidence, and it is more-likely-than-not that the majority of our domestic tax attributes are realizable. Accordingly, we released $289.1 million of our U.S. valuation allowance during the quarter ended June 30, 2026, resulting in the recognition of a material discrete income tax benefit for the period.
We continue to maintain a valuation allowance against certain definite-lived federal credits that we forecast will expire unutilized due to estimated annual utilization caps under Internal Revenue Code Sections 382 and 383 resulting from the ownership change triggered by our IPO. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.
JOBS Act Accounting Election
We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards. As a result, our consolidated financial statements may or may not be comparable to companies that comply with new or revised accounting pronouncements as of the effective dates applicable to public companies.
Recent Accounting Pronouncements
For more information on recently issued accounting pronouncements, see Note 1 – Description of Business and Summary of Significant Accounting Policies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily consist of fluctuations in interest rates and foreign currency exchange rates.
Inflationary factors, such as increases in our costs of revenues and operating expenses, may adversely affect our operating results. Although we do not believe inflation has had a material impact on our financial condition, results of operations, or cash flows to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain and increase our gross margin or decrease our operating expenses as a percentage of our revenues if the prices of our services do not increase as much or more than our increase in costs.
Interest Rate Risk
As of June 30, 2026, we had unrestricted cash and cash equivalents of approximately $278.1 million which consisted primarily of bank deposits, institutional money market funds and certificates of deposits and short-term and long-term restricted cash of $61.1 million which consists of amounts pledged as security for letters of credit or other collateral amounts as well as amounts that are unavailable for immediate use due to legal and/or contractual restrictions. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates given the short-term nature of these instruments.
As of June 30, 2026, we had $115.0 million of outstanding debt under our Senior Secured Term Loan that is due in September 2026, and bears interest at a fixed rate. We carry the Senior Secured Term Loan at face value, less unamortized discount and issuance costs on the consolidated balance sheet. In July 2026, following the IPO, we repaid in full all amounts outstanding under the Senior Secured Term Loan.
Foreign Currency Exchange Risk
We transact business globally in multiple currencies. Our international revenue, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Accordingly, changes in exchange rates may negatively affect our future revenue and other operating results as expressed in U.S. dollars. Our foreign currency risk is partially mitigated as our revenue recognized in currencies other than the U.S. dollar is diversified across geographic regions and we incur expenses in the same currencies in such regions.
We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to the remeasurement of our asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We enter into foreign currency derivative contracts to mitigate the foreign exchange risk associated with assets and liabilities denominated in currencies other than our functional currency. While these contracts help reduce the impact of foreign currency fluctuations, they do not fully eliminate this risk.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective at a reasonable assurance level, due to the material weakness in internal control over financial reporting described below.
Changes in Internal Control over Financial Reporting
Except for the remediation measures in connection with the material weakness described below, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(d) or 15d-15(d) of the Exchange Act) during the quarterly period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management, including our principal executive officer and principal financial officer, recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. No evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Previously Identified Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As disclosed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, we previously identified a material weakness which resulted from not maintaining sufficient accounting and finance personnel commensurate with our structure and financial reporting requirements. Specifically, we lacked resources with (i) an appropriate level of accounting knowledge and experience to effectively communicate, analyze, record, and disclose accounting matters timely and accurately and (ii) an appropriate level of knowledge and experience to establish effective processes and controls. The deficiencies identified did not result in a material misstatement to our financial statements.
Status of Management’s Remediation Efforts
To address our material weakness, we are continuing to hire accounting and finance personnel with an appropriate level of technical knowledge and expertise and have engaged with third-party consulting firms to assist with technical accounting matters, formalization of accounting policies and internal controls and financial reporting activities.
We believe we are making progress toward achieving effectiveness of our internal control over financial reporting. The actions that we are taking are subject to ongoing management review and audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weakness in our internal control over financial reporting until we have completed our remediation efforts and subsequently evaluated their design and effectiveness over a sufficient period of time, and management concludes, through testing, that these are operating effectively. We may also conclude that additional measures are required to remediate the material weakness in our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings.
We are currently involved in, and may in the future be involved in, legal proceedings, claims, and government investigations in the ordinary course of business. These include proceedings, claims, and investigations relating to, among other things, personal injury and product liability matters, regulatory matters, commercial matters, intellectual property, competition, tax, employment, pricing, discrimination, consumer rights, and property rights.
In the ordinary course of our business, various parties have from time to time claimed, and may claim in the future, that we are liable for damages related to accidents or other incidents involving riders using or who have used services offered on our platform, as well as those involving third parties. We are currently named as a defendant in a number of matters related to accidents or other incidents involving riders on our platform and third parties. We may also be liable to cities by way of indemnity obligations that may include an obligation to cover the expenses of claims made against a city related to our offerings. We maintain insurance policies (subject to self-insured retentions) which are intended to protect us against material loss. There is currently no pending or threatened legal proceeding that individually, in our opinion, is likely to have a material impact on our business, financial condition or results of operations; however, results of litigation and claims are inherently unpredictable and legal proceedings related to such accidents or incidents, individually or in the aggregate, could have a material impact on our business, financial condition, results of operations, and prospects.
For a description of our legal proceedings, refer to Note 7 – Commitments and Contingencies, which is incorporated herein by reference.
Item 1A. Risk Factors.
You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the sections titled “Special Note Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Our business, financial condition, results of operations, and prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected.
Risk Factors Summary
Our business is subject to numerous risks and uncertainties and this summary provides an overview of such risks. You should read this risk factor summary together with the more detailed discussion of risks and uncertainties following this summary.
•Our limited operating history and our evolving business make it difficult to evaluate our future prospects and the risks and challenges we may encounter.
•We have a history of net losses and we may not be able to achieve or maintain profitability in the future.
•Our revenue growth rate and financial performance in recent periods may not be indicative of future performance and such revenue growth rate may slow over time.
•If we fail to effectively manage or continue our growth, our business, financial condition, results of operations, and prospects could be adversely affected.
•Our business depends in large part on securing permits to operate. Our inability to obtain or renew permits could adversely affect our business, financial condition, results of operations, and prospects.
•Our business depends on retaining permits to operate and our inability to retain permits or comply with the terms of permits could adversely affect our business, financial condition, results of operations, and prospects.

•Our operations have historically varied from period-to-period and are seasonal and dependent on weather. Our financial performance in certain periods may not be indicative of, or comparable to, our financial performance in subsequent periods.
•If the shared micromobility industry does not continue to grow, grows more slowly than we expect, or fails to grow as large or otherwise develop as we expect, our business, financial condition, results of operations, and prospects could be adversely affected.
•We face intense competition and we may not be able to compete effectively, which could adversely affect our business, financial condition, results of operations, and prospects.
•Our business is subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business, financial condition, results of operations, and prospects.
•Any impairment of our ability to provide a sufficient number of safe and reliable vehicles at the times and locations riders expect would undermine our network effect and adversely affect our revenue, business, financial condition, results of operations, and prospects.
•Any actual or perceived cybersecurity breach or incident could interrupt our operations and adversely affect our reputation, brand, business, financial condition, results of operations, and prospects.
•Our reputation and brand in the cities in which we operate are important to our success, and if we are not able to maintain and continue developing our reputation and brand, our business, financial condition, results of operations, and prospects could be adversely affected.
•If we are unable to successfully develop and market new offerings or make enhancements to our existing offerings, our business, financial condition, results of operations, prospects, and competitive position could be adversely affected.
•If we fail to attract and continue to work with qualified logistics providers, or ensure sufficient contingent workers, our business, financial condition, results of operations, and prospects could be adversely affected.
•We identified a material weakness in our internal control over financial reporting and, if not timely remediated, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence and the price of our common stock.
Risks Related to Our Business and Industry
Our limited operating history and our evolving business make it difficult to evaluate our future prospects and the risks and challenges we may encounter.
We have been focused on shared micromobility since 2017, and our business continues to evolve. We regularly expand our offerings and pricing plans. This relatively limited operating history and our evolving business make it difficult to evaluate our future prospects and the risks and challenges we may encounter. These risks and challenges include, but are not limited to, our ability to:
•make operating decisions and evaluate our future prospects in light of uncertainties and unknown or future business trends and factors that could significantly impact our business or cause us to alter our existing plans for the future;
•forecast financial performance, allocate resources for future growth, establish sufficient loss reserves, and manage costs effectively;
•comply with highly fragmented and evolving laws and regulations applicable to our business, including our ability to comply with requirements of existing permits or to obtain new permits to operate in a given city2;
2 As used in this Quarterly Report on Form 10-Q, a “city” may refer to a metropolitan area that may be a city or could include regions outside of city limits or in defined areas of operation within a metropolitan area.

•attract and retain qualified logistics providers and engage contingent workers to support fleet operations as demand fluctuates;
•hire, integrate, and retain talented employees at all levels of our organization;
•manage, grow, and staff international operations, including in countries in which employees are or may become part of labor unions, work councils, or collective bargaining agreements and challenges relating to work stoppages or slowdowns;
•attract new and retain existing riders and deliver high fleet availability in a cost-effective manner;
•develop, design, and contract manufacture vehicles that are safe to ride and meet rider preferences, and regulatory requirements in a cost-effective manner;
•plan for and manage capital expenditures for our current and future offerings;
•manage our supply chain and supplier relationships related to our current and future offerings;
•anticipate and respond to macroeconomic changes and changes in the cities in which we operate;
•maintain and enhance the value of our reputation and brand;
•effectively manage our growth;
•continue to expand our geographic reach; and
•successfully develop new offerings, vehicles, and other features to enhance vehicle quality, improve safety, encourage proper use, and enhance the experience of riders.
If we fail to successfully address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” section, our business, financial condition, results of operations, and prospects would be adversely affected. Further, because we have limited historical financial data and operate in a rapidly evolving, nascent industry, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable industry. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our financial performance could differ materially from our expectations and our business, financial condition, results of operations, and prospects could be adversely affected. If we fail to meet or exceed such expectations, the market price of our stock could fall substantially, and we could face costly litigation, including, for example, securities class action suits.
We have a history of net losses and we may not be able to achieve or maintain profitability in the future.
We have incurred net losses each year since our inception and we may not be able to achieve or maintain profitability in the future. We incurred net losses of $59.3 million, $33.9 million, and $122.4 million in 2025, 2024, and 2023, respectively. Our expenses will likely increase in the future as we expand in existing and new cities, increase our sales and marketing efforts, develop and launch new offerings, and continue to invest in our business. These efforts may be more costly than we expect and may not result in increased revenue, profitability, or growth in our business. Our offerings require significant capital investments and recurring costs and expenses, including maintenance, depreciation, asset life, and asset replacement costs, and if we are not able to maintain sufficient levels of utilization of such assets or such offerings are otherwise not successful, our investments may not generate sufficient returns and our business, financial condition, results of operations, and prospects may be adversely affected. Any failure to increase our revenue sufficiently to keep pace with our investments and other costs and expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, results of operations, and prospects may be adversely affected.

Our revenue growth rate and financial performance in recent periods may not be indicative of future performance and such revenue growth rate may slow over time.
We have grown rapidly over the last several years, and therefore, our recent revenue growth rate and financial performance should not be considered indicative of our future performance. In the six months ended June 30, 2026 and 2025 our revenue was $474.4 million and $375.1 million, respectively, representing a 26.5% growth year-over-year. In 2025, 2024, and 2023, our revenue was $886.7 million, $686.6 million, and $522.0 million, respectively, representing a 29.1% and 31.5% growth year-over-year. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth to be expected in future periods. Our revenue growth rate may decline in future periods due to a number of reasons, which may include slowing demand for our offerings, increasing competition, a decrease in the growth of our overall market or market saturation, and our failure to capitalize on growth opportunities. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future, may not be able to achieve or maintain profitability and our business, financial condition, results of operations, and prospects could be adversely affected.
If we fail to effectively manage or continue our growth, our business, financial condition, results of operations, and prospects could be adversely affected.
Since 2017, we have experienced rapid growth in our business, increased rider engagement with our offerings, and expanded our geographic reach, and while we expect to continue to experience growth in the future, we may fail to effectively manage such growth or continue to grow at the same historical pace. For example, our MAU, which we define as the total number of unique riders who complete at least one e-scooter or e-bike trip on our platform at least once in a given month, averaged over each month in the measurement period, grew 19% and 21% year-over-year in 2024 and 2025, respectively. This growth has placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. Our ability to manage our growth effectively and to expand our fleet in existing cities and expand into new cities and countries, increase rider adoption and engagement, and integrate new technologies and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure, to invest more in our fleet and to continue to retain, attract, train, motivate and manage employees and obtain contingent workers at times of peak or increased demand. If we are unsuccessful at continuing this expansion, investment, and focus on managing our growth, the quality of our offerings could suffer, which could adversely affect our reputation and brand. Further, continued rapid growth could strain our ability to develop and improve our operational, financial, and management controls, enhance our reporting systems and procedures, obtain enough new vehicles and maintain our current vehicles to meet demand, recruit, train, and retain highly skilled employees, obtain contingent workers, and maintain rider satisfaction and regulatory compliance. Any strain on our ability to execute on these processes and goals could hinder our ability to successfully execute on our growth strategies and our ability to continue to grow our business. Further, if we do not effectively manage the growth of our business and operations, the quality of our offerings could suffer, which could adversely affect our reputation and brand, business, financial condition, results of operations, and prospects.
Our business depends in large part on securing permits to operate. Our inability to obtain or renew permits could adversely affect our business, financial condition, results of operations, and prospects.
Almost all of the cities in which we operate and seek to operate require a permit issued by the city. Securing permits is a necessary gateway to market entry into and continued operations in a city, and our growth depends on our ability to continue to secure permits. We have been unsuccessful in the past, and may be unsuccessful in the future, in competing for and securing permits. The majority of permits are secured following a competitive bidding process administered by cities via a “request for proposal” where typically one to three operators are selected by the city for a defined operating period. The request for proposal varies in complexity depending on the city, the sophistication of the shared micromobility program requested by the city and population density, transportation infrastructure, and local policy priorities of each city, and can address topics such as vehicle mode, fleet size, operating zones, parking rules, specific vehicle requirements, helmet use, other safety requirements, and insurance. These may include requirements that we cannot meet. Obtaining permits through the bidding process requires significant investment in fleet development, operations, policy management, an understanding of the applicable regulatory requirements, city knowledge, and relationship-building with decision-makers. In many cases, the permitting regime in a single city is multi-jurisdictional and operating in that city may require separate permits from multiple sub-jurisdictions within that city, such as municipalities, suburbs, boroughs, districts, or counties, each of which may have its own processes and requirements. These requests for proposal processes can be highly competitive, time-consuming and expensive, without any assurance that a city will select us as an operator, and failure to win or renew a permit in that city could harm our ability to sustain or grow our business.
Our ability to compete effectively and secure a permit in these processes may be constrained by political and other factors unrelated to the viability of our offerings. Further, even if we are initially successful in securing a permit for a city, other unsuccessful bidders have in the past and may in the future challenge the results by lodging bid protests with the city which can divert resources, delay the commencement of our operations in that city, or, if we were initially successful in the bid process, result in loss of our permit. In certain situations, we may obtain a permit from another operator in the city, but terms of the permit may limit or exclude transferability and we have in the past and may in the future not be successful in executing on the transfer.
Certain terms imposed by a city in the request for proposal, including the scope of operators that may participate in the bidding process, may make it difficult for us to enter new cities or make it economically unattractive to operate in those cities. For example, some cities have implemented a blind auction component to their request for proposal process, and in those cities, competitors may bid aggressively to secure the permit, and our strategy to prioritize economic viability could limit our ability to secure a permit and operate in that city. We have chosen, and may choose to in the future, to not compete in requests for proposals in certain cities.
Deciding on the cities in which we operate and seek to operate involves judgment regarding the economic viability and the applicable regulatory and political environment of such cities. We may operate and seek to operate in cities that later prove to be less favorable than expected, or fail to prioritize cities with more favorable opportunities. We have in the past and may choose to discontinue operations in a city and/or not apply to renew a permit if we decide that the economic prospects of operating in a city no longer make it viable to do so, including in cases where the terms of the renewed permit are not as economically attractive as the terms of the prior permit. Permits are generally granted for limited durations, which varies by city, and typically must be renewed. Although some permits are renewed through an automatic extension, other permits require a separate renewal process specific to that city, which is akin to obtaining a new permit through a competitive request for proposal process. In addition, cities may reduce the number of operators for the permit renewal process, sometimes to a single operator, which reduces the chances that we may win a renewal, even if we were previously operating in such city.
Our growth also depends on our ability to secure increases in the authorized size of our fleet (“fleet caps”) under existing permits during the operating period or at the time of renewal. Certain permits have fleet utilization and permit compliance as key factors in allowing increases of fleet caps under an existing permit. While we have historically successfully increased fleet caps through this process in many of the cities we have operated in, we may not be as successful in the future.
Even if we are granted permit renewals, some permits could be renewed on terms that are less favorable than those in the originally granted permit due to competition, fleet utilization, or other factors. For example, we have in the past secured permit renewals with a decrease to the fleet caps in the city, including as a result of a reallocation of total fleet cap for the city to a new operator entering the city.
If we are not successful in utilizing and expanding our fleet, rider adoption, and the number of trips taken with us may decrease. Lower levels of ridership may limit the data available to us to effectively forecast demand, reduce vehicle utilization, and impair our ability to meet permit requirements or secure fleet cap expansions. Failure to secure fleet cap increases could prevent planned expansions in existing cities, which would impact our ability to grow our business and adversely affect our business, financial condition, results of operations, and prospects.
As the requirements put forth by a city in the request for proposal vary and are weighted differently depending on the specific concerns of the particular city, we depend on dedicated government relations teams to advise on local concerns and cultivate partnerships with city decision-makers. If our government relations team is unable to build effective partnerships with cities, or is unable to demonstrate how our offerings can be adapted to address the specific local concerns and regulatory requirements of a particular city, our ability to secure or renew the permits to operate and expand our business, financial condition, results of operations, and prospects may be adversely affected.

Our business depends on retaining permits to operate and our inability to retain permits or comply with the terms of permits could adversely affect our business, financial condition, results of operations, and prospects.
Upon securing a permit and commencing operations in a city, compliance with the terms of the permit is a critical factor in maintaining the permit and increasing the likelihood of permit renewal. Cities have broad discretion in assessing our compliance with the terms of the permits, and can also revise the permit requirements during the operating period. In addition, certain of our permits include a phase-in approach, where we agree to implement certain features or offerings over time. We may not be able to evolve our offerings in compliance with such dynamic requirements of permits. For example, the terms of our permit in Chicago require that we phase-in certain technology to detect sidewalk riding and we experienced delays in rolling out such features. If cities determine that our operations are not in compliance with their requirements, as they have in the past, or revise requirements that result in our operations being out of compliance with the permit, we may not be allowed to continue to operate under the existing permit and/or we may not be successful in renewing our permit to operate, and we may be subject to fines or penalties and may need to abruptly cease our offerings to riders in that city, and our reputation, business, financial condition, results of operations, and prospects could be significantly harmed.
In addition to complying with the terms of a given permit, we are required to comply with additional and evolving regulations from local, regional, federal and foreign authorities. These may include hardware specifications regarding the size, weight, acceleration, maximum speed, braking distance, lighting, control systems, and electrical safety standards, as well as regulations related to battery safety, charging, storage, and safe handling of our vehicles or the components, or other regulations related to consumer safety like identity verification, all of which may vary by city. For example, Washington, D.C. recently introduced an age verification requirement to address the city’s concerns with the reckless behavior of youths, which resulted in the need for us to implement new age verification technology on a rapid basis to respond to the new regulations. While we endeavor to operate in a manner that complies with permit and regulatory requirements of a given city and subsequent changes to such requirements, failure to comply with any of the requirements has in the past and may in the future result in adverse consequences, depending on the terms of the permit. These consequences could include fines or other penalties, limits on the use of our offerings in certain areas, or imposing other restrictions that may affect the availability of our offerings for an extended period of time or indefinitely. The terms of many of our permits also allow the city to unilaterally suspend or revoke our permit to operate with or without cause. Our offerings and vehicles could also be subject to reclassification by the city which could result in costly re-design or recall of our vehicles in the relevant markets. If we fail to retain a permit, or if a permit is unilaterally revoked, whether due to reasons that are within our control or for reasons that are outside of our control, such as a city revoking our permit without cause, an insurance carrier canceling our policies, or rider behavior failing to follow city regulations resulting in noncompliance of our permit requirements, we could be forced to shut down our existing operations in that city or forego planned expansions into new cities in the region, which would impair our ability to execute on our growth strategies and adversely affect our business, financial condition, results of operations, and prospects.
Furthermore, a city may also take actions which would cause all operators, including us, to withdraw and cease part or all shared micromobility operations in that city. For example, in 2024 permits of all e-scooter operators in Madrid, including us, were revoked by the city, and in 2023 the mayor of Paris called a referendum the result of which caused all e-scooter operators in Paris, including us, to withdraw and cease operations. Cities may also undertake actions that limit shared micromobility programs. For example, in October 2025 the city of Prague adopted a new measure that prohibited shared e-scooters from being parked anywhere in the city, which became effective in January 2026. In these situations, we have historically been allowed to continue operating e-bikes in the city.
The foregoing risks are heightened in our concentrated markets where we generate a disproportionate share of our revenue. Unfavorable permitting actions by cities in these markets, such as adverse changes to permit terms, stricter enforcement, non-renewal, suspension, or program cessation, could have a material and adverse impact on our business, financial condition, results of operations, and prospects. Reputational issues arising in a city or cities within a concentrated market may also influence permitting or renewal decisions or trigger regulatory actions in adjacent cities, magnifying the effect.

Our operations have historically varied from period-to-period and are seasonal and dependent on weather. Our financial performance in certain periods may not be indicative of, or comparable to, our financial performance in subsequent periods.
Our financial results have historically varied from period-to-period and we expect that our financial results will continue to do so due to, among other things, long-term seasonality trends such as seasonal variations in travel patterns of riders, timing of our capital expenditures, short-term changes in demand due to varying, bad or extreme weather conditions or forecasts, with higher sensitivity to adverse weather (such as unexpected and/or prolonged periods of rain, hurricanes, thunderstorms, or hail during peak periods), fluctuations in demand for offerings over holiday periods and during other seasonal events, general economic conditions, and other reasons that are difficult to predict. In the majority of cities in which we operate, rider demand typically increases during the warmer and drier months in the second and third quarters and typically decreases during the colder and wetter months in the first and fourth quarters. Our revenue generally peaks in the second and third quarters whereas a majority of our capital expenditures occur in the fourth quarter during our hardware refresh cycle. This timing causes our cash flows to fluctuate and may strain our liquidity resources and impact our ability to pay unexpected expenses. Any inability to meet the heightened demand during our peak quarters, to reduce operating costs (including by effectively adjusting our labor needs) or pay for unexpected expenses during periods of low demand, or to adequately manage our cash flows in the fourth and first quarter could adversely impact our business, financial condition, results of operations, and cash flows.
While we seek to manage seasonal increases in demand by increasing our available fleet and service providers in the periods leading up to and during peak periods, we may not be successful. The risks associated with our seasonality could be increased with our entrance into new cities with unfavorable weather patterns, new seasonal trends or existing seasonal trends becoming more extreme, including as a result of climate change or otherwise, which could contribute to further fluctuations in our results of operations.
Bad weather, and forecasts of bad weather, on weekends, holidays, or other peak periods, bad weather patterns that affect a large geographical area in which we have operations, sustained bad weather patterns, and/or extreme weather events, all of which may be a result of climate change, have in the past and may in the future adversely impact the use of our vehicles, which would typically have a greater negative impact on our revenue and could disproportionately impact our results of operations.
Further, because our results of operations may vary significantly from quarter-to-quarter and year-to-year, the results of any one period should not be relied upon as an indication of future performance. Fluctuations in our results of operations may cause such results to fall below the financial guidance or other projections that we may provide to the public, or the expectations of our investors or the analysts that cover us for a particular period, which could cause the trading price of our common stock to decline and could adversely impact our business, financial condition, results of operations, and prospects.
If the shared micromobility industry does not continue to grow, grows more slowly than we expect, or fails to grow as large or otherwise develop as we expect, our business, financial condition, results of operations, and prospects could be adversely affected.
The shared micromobility industry has grown rapidly since we launched our business in 2017, but it is still relatively new, and it is uncertain whether market acceptance will continue to grow, stay the same, or contract. Our success will depend on a number of factors, including the willingness of consumers to widely adopt shared e-scooters and e-bikes across a variety of use cases, changes in consumer demographics or preferences, the regulatory environment, and general economic conditions, particularly those adversely affecting discretionary consumer spending. If the public or city officials do not perceive shared micromobility offerings as beneficial, or choose not to adopt them as a result of concerns regarding safety, impact on public spaces, longer-term behavioral and social shifts, or for other reasons, whether as a result of incidents involving our vehicles or our competitors’ vehicles or otherwise, then the market for our offerings may not further develop, may develop more slowly than we expect, or may not achieve the growth potential we expect, any of which could adversely affect our business, financial condition, results of operations, and prospects.
We face intense competition and we may not be able to compete effectively, which could adversely affect our business, financial condition, results of operations, and prospects.
The shared micromobility industry in which we operate is intensely competitive. We compete on a global basis, and the markets in which we compete are highly fragmented. We face significant competition from existing, well-established alternatives, and in the future we expect to face new competition from market entrants. In addition, consumers have a propensity to shift to the lowest-cost or highest-quality provider, and the cost to switch between providers is low. Consumer preferences are dynamic and may shift away from shared micromobility toward alternative modes of transportation. Further, while we work to expand globally and introduce new offerings, many of our competitors remain focused on a limited number of offerings or on a narrow geographic scope, allowing them to become more well-established in specific cities and employ resources in a more targeted manner. If we fail to compete effectively on price, performance, quality, safety and availability, if our brand or reputation is harmed, or if we are unable to differentiate our offerings from our competitors, we could lose market share to our competitors, which could adversely affect our business, financial condition, results of operations, and prospects.
Within the shared micromobility industry, we primarily face competition from other shared micromobility operators, such as Bird (and Spin, which is wholly-owned by Bird), Bolt, Neuron Mobility (merged with Beam Mobility), Voi Technology, Dott (including its predecessor Tier Mobility), and HelloRide, among others, regional and local operators, subsidized municipal operators, and docked solutions operators such as those operated by Lyft. We also compete with other types or modes of transportation in a city, including traditional taxi services, public transportation, walking, and ridesharing platforms, including the emergence of autonomous vehicle platforms. Shifts in consumer preferences across these types or modes may reduce demand for shared micromobility and our vehicles in particular. We compete on a number of factors, including scale and size of our fleet and operational footprint, technology-enabled hardware and software features, the robustness, reliability, vehicle quality, safety, and comfort of our vehicles, government relationships, brand recognition, convenience, reputation, and pricing. We anticipate continued challenges from current competitors as well as from new entrants into the shared micromobility industry.
Certain of our competitors and potential competitors may have greater financial, technical, marketing, research and development, manufacturing and other resources, stronger name recognition, longer operating histories, a larger rider base, lower prices, or more supportive regulatory regimes than we do, which may be especially relevant in a particular market. They may have existing relationships or other advantages in specific cities, which could impact our ability to obtain permits in those cities. They may be able to devote greater resources to the development, promotion, and sale of services and offer lower prices and/or financial incentives in a particular market; or they may be able to anticipate and respond more quickly or effectively to evolving consumer preferences, including offering discounted services, consumer discounts and promotions, and alternative pricing plans, which may be more attractive to consumers than those that we offer. They may have greater resources to deploy towards the research, development, and commercialization of new technologies, including autonomous vehicle technology, or they may have other financial, technical, or resource advantages. Their vehicles may score better in permit proposals than our vehicles due to the use of newer or more advanced technology. They may also be able to manufacture vehicles at a lower cost than we are able to. In addition, competitors may share in the effective benefit of any regulatory or governmental approvals and litigation victories we may achieve, without having to incur the costs we have incurred to obtain such benefits. Our competitors may also establish cooperative or strategic relationships, or consolidate, among themselves or with local governments and other third parties that may further enhance their resources and services in any market. Our inability to compete effectively would harm our business, financial condition, results of operations, and prospects.
Our business is subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business, financial condition, results of operations, and prospects.
As of December 31, 2025, we operate in approximately 230 cities across 29 countries. The regulatory framework governing the shared micromobility industry is nascent, rapidly evolving, and varies widely by market. We are subject to a variety of laws and regulations in the United States and in foreign jurisdictions, that are continuously evolving and developing and are costly to comply with, can require significant management time and effort, and can subject us to regulatory scrutiny, litigation or other claims for alleged non-compliance. In addition, regulatory schemes regarding issues related to our business model have been proposed before or have been adopted by various national, regional, and local legislative bodies and regulatory entities, both within the United States and in foreign jurisdictions. For example, in the United Kingdom, on April 29, 2026 the English Devolution and Community Empowerment Act 2026 received Royal Assent, which augmented the powers of municipal councils and other regional bodies, such as Transport for London, to license and regulate shared micromobility schemes.

Laws, regulations, and industry standards governing matters such as vehicle design and classification, e-scooter and e-bike sharing, safe handling and practices regarding lithium-ion batteries, consumer protection, product liability, artificial intelligence (“AI”), labor and employment, data privacy, cybersecurity, environmental, health and safety, electric vehicles, among others, are often complex and subject to varying interpretations, in many cases due to their lack of specificity. Many of these regimes are newly applied to the shared micromobility industry and lack established precedent or clear guidance. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state, and local administrative agencies and standards bodies. We may be found not in compliance with any of these new or existing laws, regulations, standards and other governmental requirements. These obligations vary materially across markets, may be inconsistent among cities or countries and can be enforced inconsistently, resulting in a patchwork of requirements. In addition, these laws and regulations, or their interpretation, may also conflict with each other, and if we comply with the laws or regulations of one city, we may find that we are violating the laws or regulations of another city. Adverse changes in, or interpretations of, these laws and regulations could require us to cease or modify operations in certain markets, including reducing the size or scope of our fleet, limit rider access, implement changes to our technology or hardware, incur significant compliance and operating costs, change our business model or practices, or subject us to fines, penalties, injunctions, permit suspensions or revocations, or other enforcement actions. Additionally, difficulties complying with new or existing laws and regulations in concentrated markets may have a disproportionate adverse effect on our business.
In the event our offerings are restricted, in whole or in part, or other restrictions are imposed on our offerings, or our competitors are able to successfully penetrate new cities or countries or capture a greater share of existing cities or countries that we cannot access or where we face other restrictions, our ability to retain or increase our rider base and rider engagement may be adversely affected, we may not be able to maintain or grow our revenue as anticipated, and our business, financial condition, results of operations, and prospects would be adversely affected.
Any impairment of our ability to provide a sufficient number of safe and reliable vehicles at the times and locations riders expect would undermine our network effect and adversely affect our revenue, business, financial condition, results of operations, and prospects.
Our success in a given market significantly depends on our ability to provide a sufficient number of vehicles that are safe and reliable for riders. A number of factors affect our ability to deliver our fleet, including, among other factors, our ability to obtain and maintain permits to operate in a given city, and comply with applicable regulations; our ability to maintain the performance of our vehicles, including at satisfactory battery levels; our ability to accurately predict rider demand and reposition vehicles to those locations; our ability to manage our supply chain; and our ability to protect our fleet from vandalism, theft and destruction. Availability and reliability are primary drivers of our growth, and if we fail to execute our operations successfully, the growth of our business may be harmed. We have in the past and may in the future experience issues related to the deployment and repositioning of our fleet in a manner that meets rider demand, our technology and algorithms, the maintenance of our vehicles, labor shortages, and the manufacturing of our vehicles, any of which may adversely affect our vehicle availability.
An insufficient number of serviceable vehicles in a given city or market would result in missed market opportunities, diminish the rider experience, reduce the trip and telemetry data that we use to enhance our platform intelligence and demand forecasting, and harm our reputation, any of which would decrease our network effect and weaken our financial performance. In addition, the unavailability of our fleet could impair our ability to satisfy the service-level commitments required under many of our permits, and we could be subject to fines and penalties, reduced fleet allocations during permit renewals, or permit suspensions or revocations.
If our service quality diminishes or our competitors’ products achieve greater market adoption, our competitors may be able to grow more quickly than we do or capture a larger market share, which would adversely affect our revenue, business, financial condition, results of operations, and prospects.
Any actual or perceived cybersecurity breach or incident could interrupt our operations and adversely affect our reputation, brand, business, financial condition, results of operations, and prospects.
We and certain of our third-party providers collect, store, transmit, and otherwise process personal data and other sensitive data from our riders and members of our workforce. Additionally, we and certain of our third-

party providers maintain other confidential, proprietary, or otherwise sensitive information relating to our business, including intellectual property, and similar information received from third parties.
We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity, and availability of our systems from diverse threat actors, such as state-sponsored organizations, opportunistic hackers, and hacktivists. Such threat actors may gain unauthorized access to our systems or facilities or those of our workforce, partners, logistics providers, contingent workers, riders, or others through various means, including malware (including ransomware), malfeasance by insiders, human or technological error, bugs, other vulnerabilities. They may also attempt to fraudulently induce our workforce, partners, logistics providers, contingent workers, riders, or others into disclosing rider names, passwords, payment card information, trip and location data, or other sensitive information, resulting in the fraudulent transfer of funds to criminal actors.
We make extensive use of third-party suppliers and service providers, such as cloud services that support our internal and consumer-facing operations, and may have limited insight into the data privacy or cybersecurity practices of such third-party suppliers and service providers. Even if our own cybersecurity measures remain intact, cyberattacks, data breaches, cybersecurity incidents, malicious Internet-based activities, or other incidents or failures that disrupt or result in unauthorized access to third-party information technology systems can materially impact our systems, operations and financial results. In such circumstances, we may not receive timely notice of, or sufficient information about, the breach or other incident or failure, or we may be unable to exert any meaningful control of or influence over how and when the breach or other incident or failure is addressed. Any theft, loss, or misappropriation of, or unauthorized access to, riders’ or other proprietary, confidential, or sensitive information, or other breach of our information technology systems or those of our third-party suppliers and service providers could disrupt our operations, damage our reputation, result in fines, legal claims, proceedings (including regulatory investigations and actions), or liability for failure to comply with data privacy and cybersecurity laws, or otherwise result in loss of revenue, fraudulent transactions, loss of riders, transaction errors, processing inefficiencies, lack of service reliability, and increased costs (including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants).
In addition, our riders could have vulnerabilities on their own devices that are entirely unrelated to our systems and our platform, but could mistakenly attribute their own vulnerabilities to us. Further, breaches or other cybersecurity incidents experienced by other companies may also be leveraged against us. For example, credential stuffing attacks are common, and sophisticated actors can mask their attacks, making the source difficult to identify and difficult to prevent.
The integration of AI in our operations or offerings, and the use of AI and potentially quantum computing by criminal or other threat actors in conducting cyberattacks poses new, evolving and/or unknown cybersecurity risks and challenges. Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools that circumvent cybersecurity controls, evade detection, and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate, or recover from future attacks or incidents. We continue to incur significant costs in an ongoing effort to detect and prevent cybersecurity breaches and other cybersecurity-related incidents (an expense we expect will increase as we continue to implement systems and processes designed to prevent and otherwise address cybersecurity breaches and incidents). However, we cannot guarantee the success of these measures or prevent incidents from impacting our platform. As we expand our operations, including licensing or sharing data with cities, third parties and acquiring or partnering with other companies, have employees, contractors, or third-party relationships in jurisdictions outside the United States, or continue to expand work-from-home practices of our employees, our exposure to cyberattacks, breaches, and incidents may increase.
Our information technology and infrastructure are subject to cyberattacks, breaches, and incidents, including ransomware or other malware, which have resulted in and may result in interruptions to our operations or unavailability of our platform. Further, unauthorized parties or authorized third parties may be able to access our riders’ personal information and limited payment card data that are available through those systems. We may also not have the resources or technical sophistication to anticipate, prevent, respond to, or mitigate cyberattacks or cybersecurity breaches or incidents, and we may face difficulties or delays in identifying and responding to cyberattacks, breaches, and incidents.
In addition to the risks associated with the cybersecurity of our data and systems, our fleet of connected vehicles could itself be a target for cybersecurity attacks. Because our vehicles are Internet of Things (“IoT”) devices that can be controlled remotely through our platform, a malicious actor who successfully breaches our systems could potentially gain operational control over a large number of vehicles. Such an attack could be used to immobilize our fleet, manipulate vehicle functions (such as braking and acceleration to create unsafe conditions for our riders), or use the vehicles’ real-time location data to expose riders’ personal location information. While we have implemented cybersecurity measures designed to prevent such unauthorized access or control, we cannot guarantee that these measures will be effective against future attacks. Any such event could result in serious injuries, significant legal liability, regulatory action, and a loss of rider and community trust in our service, which would harm our reputation and brand and adversely affect our business, financial condition, results of operations, and prospects.
Any actual or perceived breach or incident affecting us or other parties with which we share data or that are processing data on our behalf could (i) interrupt our operations, (ii) result in our platform being unavailable or otherwise disrupted, (iii) result in loss, alteration, unavailability or unauthorized use, disclosure or other processing of data, (iv) result in fraudulent transfer of funds, (v) harm our reputation and brand, (vi) damage our relationships with third-party partners and/or logistics providers, (vii) result in regulatory investigations and other proceedings, private claims, demands, litigation (including class actions) and other proceedings, (viii) result in the loss of our ability to accept credit or debit card payments, (ix) increase card processing fees, and (x) result in other significant legal, regulatory, and financial exposure, which could lead to loss of rider confidence in, or decreased use of, Lime, regulatory investigations, litigation (including regulatory enforcement and class actions), other claims, remedies such as substantial fines and/or damage awards, injunctive relief and/or consent decrees, required changes to our business model, negative media attention, and damage to our reputation, any of which could adversely affect our business, financial condition, results of operations, and prospects. Further, any cyberattacks directed toward, or breaches or incidents impacting, our competitors could reduce confidence in the shared micromobility industry as a whole and, as a result, reduce confidence in us.
In the event of a future breach or incident, we could be required to expend additional significant capital and other resources in an effort to respond to and/or prevent further breaches or incidents, which may require us to divert substantial resources and significant management attention, including retaining the services of third-party cybersecurity providers and costs associated with replacing or upgrading our information technology systems cybersecurity. Moreover, we could be required or otherwise find it appropriate to expend significant capital and other resources to respond to, notify third parties of, and otherwise address and contain the breach or incident and determine its root cause.
Additionally, defending against claims or litigation based on any actual or perceived data privacy or cybersecurity breach or incident, regardless of their merit, would be costly and divert management’s attention, and we may not be successful in our defense. We cannot be certain that our insurance coverage will be adequate for such liabilities, that insurance will continue to be available to us on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, brand, business, financial condition, results of operations, and prospects.
Our reputation and brand in the cities in which we operate are important to our success, and if we are not able to maintain and continue developing our reputation and brand, our business, financial condition, results of operations, and prospects could be adversely affected.
We believe that building a strong reputation and brand as a safe, reliable, and affordable service is critical to our ability to obtain and maintain permits and attract and retain riders. The successful development of our reputation and brand depends on a number of factors. Claims of accidents involving our vehicles or other causes of injury, particularly injuries involving serious injury or death, including negative publicity surrounding such events, have occurred and are likely to continue to occur. Additionally, the perception that our offerings are unsafe could harm our reputation and may make it less likely that riders would be willing to try or continue using our platform. For example, in the United Kingdom we are subject to claims that our vehicles increase the risk of leg injuries. Other complaints or negative publicity about us, our vehicles, riders, our customer support, our offerings, or our policies and guidelines could also adversely affect our reputation. For example, there have been negative articles addressing our vehicles’ interference with access to public spaces or our vehicles being thrown into bodies of water. Our reputation can also be affected by public uses of our vehicles, for example, our vehicles have also been featured in photos from political demonstrations and events, such as the June 2025 Los Angeles protests. Furthermore, from time to time our vehicles are stolen, damaged or vandalized, which has led to decreased reliability and performance, which may adversely affect our reputation. Even if the negative reports are factually incorrect or based on isolated incidents, negative reports can diminish confidence in, and the use of, our offerings. In addition, non-compliance or poor operations by our competitors could lead to negative perceptions of the shared micromobility industry as a whole. If we cannot successfully address these issues and maintain and develop our brand and reputation, we may experience decreased usage by existing riders, decreased rider acquisition, reduced fleet deployment in certain cities, increased regulatory scrutiny, including revocation of permits, and increased claims or increased litigation.
If we are unable to successfully develop and market new offerings or make enhancements to our existing offerings, our business, financial condition, results of operations, prospects, and competitive position could be adversely affected.
If we do not successfully develop, introduce, and scale new or enhanced offerings, our business, financial condition, results of operations, prospects, and competitive position could be adversely affected. Our success depends in part on our ability to design and deliver offerings that meet evolving rider preferences and regulatory expectations, including innovations in hardware, software, and operational models. While these and future enhancements are intended to improve the rider experience and operational efficiency, they may not succeed. For example, they may not achieve rider acceptance, fail to perform as expected, fail to meet permit requirements, face delays, or require greater capital expenditures than anticipated.
In order to enhance the rider experience, from time to time, we introduce new modes of vehicles, vehicle designs, features, or service formats, and we may also test pilot programs, such as our courier and delivery pilot in London. These initiatives involve significant investment and operational complexity and may not be successful. For example, we previously piloted electric mopeds in New York City, which we discontinued. Similarly, in order to improve our operations, from time to time, we may test different marketing strategies to enhance our brand visibility and rider adoption or implement other internal processes to enhance our operational efficiency, but these initiatives may not deliver the benefits we expect from our investments. Ultimately, unsuccessful experiments or delays in scaling new offerings could strain our operational resources, reduce visibility into expected revenue and profitability, and adversely affect our margins, business, financial condition, results of operations, and prospects.
Our ability to develop new offerings could also be adversely affected by changes in rider expectations, the introduction of superior competitive offerings, any deterioration in the availability, safety, reliability, or quality of our service, or regulatory barriers. New vehicle modes or models can also negatively affect the consumer perception of existing vehicle modes or models as they may replace or shorten the lifecycle of existing vehicles modes or models or be cited by claimants in litigation to suggest that prior models were less safe or reliable. If we are unable to anticipate rider demand, efficiently integrate innovations, or recover our investment in new offerings, our ability to attract and retain riders and increase utilization could be impaired, which could adversely affect our business, financial condition, results of operations, and competitive position.
For these reasons, we may not be able to develop new offerings, and such inability could have an adverse effect on, or otherwise harm, our business, financial condition, results of operations, and prospects.
If we fail to attract and continue to work with qualified logistics providers, or ensure sufficient contingent workers, our business, financial condition, results of operations, and prospects could be adversely affected.
Our operations rely on logistics providers and contingent workers to support the maintenance and positioning of our fleet. If we fail to attract and engage qualified and sufficient logistics providers or contingent workers on the timelines we require, or if they fail to perform as expected, our business, financial condition, results of operations, and prospects could be harmed.
Our business model relies on our ability to scale up and down our operations in keeping with anticipated rider demand for our vehicles. The availability and performance of logistics providers, contingent workers and our employees may be affected by factors such as reduced task volumes, seasonal variations, weather, changes in population demographics and immigration, competition from other companies, fluctuations in unemployment, conscription, war and conflicts in certain countries like Israel, changes in laws and regulations, or restrictions on certain duties that can be performed by such logistics providers under city permits. Any difficulty engaging qualified logistics providers, scaling up of contingent workers, or resulting from underperformance by logistics providers or contingent workers, could harm our ability to scale during peak seasons, meet rider demand, maintain competitive pricing, maintain our fleet, comply with the terms of permits and applicable laws and regulations, or ensure service quality. This, in turn, could adversely affect our brand, reputation, and growth. Evolving regulatory requirements and expansion into new markets may also lead to the imposition of new requirements that could increase our costs or reduce our operational flexibility. Failure to successfully meet these challenges could have a significant adverse effect on our business, financial condition, results of operations, and prospects.
Challenges to workforce classification and labor compliance could have adverse business, financial, tax, legal, and other consequences to our business, financial condition, results of operations, and prospects.
Our operations rely on logistics providers and contingent workers, and any material changes to the classification of logistics providers or a finding of joint employment status for contingent workers could have a significant adverse effect on our business, financial condition, results of operations, and prospects.
We operate in a legally complex and evolving global labor landscape, and legislative, judicial, or regulatory authorities may assert adverse interpretations of existing laws or develop new laws in ways that are inconsistent with our model. For example, in 2021, a representative action under California’s Private Attorneys General Act (“PAGA”) alleging misclassification and related wage-and-hour violations under what we believe was a different labor model resulted in settlements totaling approximately $8.5 million. We are and have been involved in legal proceedings globally, including putative class and collective class action litigation, demands for arbitration, charges and claims before administrative agencies, and investigations or audits by labor, social security, and tax authorities that claim that logistics providers should be treated as our employees, rather than third-party logistics providers and which we believed were previously independent contractors. If a court or regulator (including tax authorities) determines that logistics providers that we utilize are misclassified and should be classified as employees, we would be subject to the claims and actions described above. With respect to contingent workers, who are provided by staffing agencies, a court or regulator could conclude that we are a joint employer, in which case we would become subject to joint employer liability in litigation or in a regulatory action. Such findings could also result in injunctive relief, consent decrees or other governmental actions requiring us to change our business model.
Outside the United States, there is a trend for courts and regulators in countries such as France, Switzerland and Spain to reclassify individuals providing services through app-based platforms in certain circumstances as employees or quasi-employees for social security or labor law purposes. These developments have primarily focused on companies that engage individuals directly, and we believe that our model differs in that we contract with third-party logistics providers. We have been, and may in the future be, subject to classification-related inquiries and regulatory findings in some of the jurisdictions in which we operate, which have resulted in fines and associated employer social security, payroll tax and other employment-related contributions. Moreover, in certain countries such as Spain, companies in the micromobility industry, including us, have been required to maintain a minimum number of full-time employees in certain operational roles.
Reclassification of logistics providers as employees or joint employer status for contingent workers would also subject us to additional obligations and potential liabilities at significant additional cost under wage-and-hour laws, and for employee benefits, social security contributions, taxes, unemployment insurance, worker’s compensation, and other labor-related obligations.
Courts or regulators could also characterize our relationships with logistics providers as franchise arrangements, subjecting us to additional statutory requirements, penalties, and compliance burdens that could increase our costs and reduce our contractual flexibility by, for example, limiting our ability to modify or terminate service provider agreements.
Even if we prevail in defending our operational model of engaging logistics providers and contingent workers, in threatened or actual legal proceedings or regulatory actions, it could be costly, divert management attention, and adversely affect our reputation. Any of the above efforts, successful or otherwise, to reclassify logistics providers as employees or find joint liability for contingent workers could require us to change our business model, which could have a significant adverse effect on our business, financial condition, results of operations, and prospects.

We often rely on logistics providers and contingent workers, and any difficulties in these arrangements could adversely impact our business, financial condition, results of operations, and prospects.
We rely on logistics providers and contingent workers to support the maintenance and positioning of our fleet and the logistics of our operations. We cannot control all of the factors that may affect the quality or reliability of these services, including our lack of day-to-day control over the activities of third-party logistics providers, the risk that such providers may not fulfill their obligations to us, or follow the rules and regulations of the cities in which we operate, or may otherwise fail to meet expectations, and that such providers may terminate their arrangements with us on limited or no notice.
Because these logistics providers operate in the field and interact directly with the public, any conflicts, incidents, or altercations involving these service providers could result in litigation, regulatory scrutiny, negative publicity, or reputational harm to us, even where these are outside of our control. In addition, these logistics providers are also subject to state, federal, foreign, and other regulations, and any failure by them to comply with applicable requirements could cause us financial or reputational harm.
We are also dependent on the availability and performance of qualified logistics providers and contingent workers, in particular to scale our operations during times of peak demand. A shortage of qualified logistics providers or contingent workers, or underperformance by existing providers, due to reasons described elsewhere in this Risk Factors section could impair our ability to maintain our fleet and meet rider demand, among other things, which could in turn impact the rider experience and adversely affect our brand and operations.
Our financial performance, results of operations, and prospects are dependent on the performance of these logistics providers. If we fail to attract and retain qualified and sufficient logistics providers, or if they fail to perform as expected, our business, financial condition, results of operations, and prospects could be harmed.
If we are unable to effectively manage the growth of and relationships with our workforce and operations across different labor models, our business, financial condition, results of operations, and prospects could be adversely affected.
Our workforce and operations have grown substantially since inception, and we expect they will continue to expand through a combination of employees, logistics providers, and contingent workers. Managing a growing, distributed and mixed labor model workforce places significant demands on our operational and financial infrastructure, and if we fail to manage that growth effectively, our reputation, brand, business, financial condition, results of operations, and prospects could be adversely affected. During periods of peak demand we particularly rely on retaining contingent workers. If an agency through which we obtain contingent workers terminated their relationship with us, we could experience a shortage of contingent workers for the period of time it would take for us to find a replacement agency. Although we would not expect it to be difficult to replace such agency relationships, this disruption could temporarily impair our ability to maintain our fleet and meet rider demand, which could in turn adversely affect our brand, business, financial condition, results of operations, and prospects.
In the United States, none of our workforce are represented by a labor union. In Europe, certain employees are represented through work councils or staff representatives, and some are covered by sectoral collective bargaining agreements that apply generally across their industry. We currently do not have any active trade union representation within our workforce. As our workforce grows, we may reach thresholds that require elections for employee representation bodies, though this would not necessarily result in trade union representation or company-level bargaining. Managing relationships with these organizations can be complex and may increase costs or limit flexibility in how we operate. Failure to comply with these obligations, or disputes or labor inspections arising from them, could result in financial penalties, operational delays and workforce structural changes, or reputational harm.
Attempts may be made to organize all or part of our workforce in the future. As we continue to grow, we may face increased union-organizing activity and potential regulatory changes that could make unionization efforts more likely to succeed. If some or all of our workforce were to become unionized, and the terms of the collective bargaining agreement were significantly different from our current compensation arrangements, our costs could increase and our operational flexibility could decrease. Responding to such organization attempts could divert management time and resources, and any labor actions, strikes, or disruptions could negatively affect our operations, financial performance, and growth.

Effectively managing our growth will depend on expanding our operational and financial infrastructure, scaling our workforce, and maintaining productive relationships with logistics providers and contingent workers, while preserving the beneficial aspects of our culture. Continued growth could challenge our ability to develop and improve our operational, financial, and management controls, enhance our reporting systems and procedures, and retain a highly skilled workforce. If we do not manage the growth of our business and operations effectively, the quality, reliability, safety, and efficiency of our offerings could suffer, which could adversely affect our reputation and brand, business, financial condition, results of operations, and prospects.
If we fail to cost-effectively attract new riders, or to increase utilization of our fleet by our existing riders, business, financial condition, results of operations, and prospects could be harmed.
Our success depends on our ability to cost-effectively attract new riders and retain existing riders in order to increase utilization of our fleet, which increases the strength of our network effect among the cities in which we operate. New and existing riders have a wide variety of options for transportation, including public transit, walking, personal vehicles, rental cars, taxis, and other ridesharing and shared micromobility offerings. Rider preferences may also change from time to time. To expand our rider base, we must appeal to new riders who have historically used other forms of transportation or other shared micromobility operators. If riders do not perceive our offerings to be safe, reliable, and affordable, or if we fail to provide new and relevant offerings and features, we may not be able to attract new riders or retain existing riders. Further, complaints and negative publicity about us and our offerings, even if factually incorrect or based on isolated incidents, may adversely affect our reputation, brand, ability to build trust with new riders or maintain trust with existing riders, and ability to enhance the intelligence of our platform. A key driver of our rider acquisition is word-of-mouth referrals and internal referral programs, which leverage existing rider satisfaction to attract new riders. If we fail to keep our existing riders satisfied with our offerings or fail to attract new riders and grow our rider base, we may lose market share to our competitors, and our network effect may be adversely affected, which in turn could adversely affect our business, financial condition, results of operations, and prospects.
If we are unable to manage supply chain risks or disruptions affecting our vehicles or to maintain a sufficient number of reliable vehicles in operation to support our network effect, our business, financial condition, results of operations, and prospects would be adversely affected.
Our vehicles require and rely on hardware and other component parts that we source from a limited number of third-party suppliers. The continued expansion of our fleet depends on our ability to implement and manage supply chain logistics to secure the necessary component parts to assemble, repair and/or upgrade our vehicles. A continuous, stable, and cost-effective supply of component parts that meets our standards is critical to our operations. We expect to continue to rely on external suppliers in the future. Although we have existing contractual relationships throughout our supply chain, there can be no assurance that we will be able to maintain our existing relationships with these suppliers, which would impact our ability to produce or repair e-scooters and e-bikes that comply with city requirements or meet rider demand.
The supply chain for our vehicles exposes us to multiple potential sources of delivery failure or shortages including, but not limited to, supply constraints resulting from geopolitical conflicts, local labor issues borne by our manufacturers and logistics providers, changes to the country of origin determinations, and changes to the tariff regime imposed based on the country of origin of Lime’s products, including the supply of replacement parts, which are sourced out of Asia, including China, Cambodia, and Vietnam. Our vehicles are generally landed at a limited number of ports depending on the region, and a disruption to operations at these ports, including from extreme weather events, could delay the distribution of our vehicles to the cities in which we operate and increase our costs. In the event that the supply of key components of our vehicles is interrupted or there are significant increases in prices of such components, such as due to actual or proposed tariff increases, we may not be able to secure substitutes on reasonable terms, or at all, and our business, financial condition, results of operations, and prospects could be adversely affected. Changes in business conditions, any public health crises or pandemics, extreme weather events, force majeure, geopolitical disruptions, or governmental or regulatory changes have in the past affected and could in the future adversely affect our suppliers’ ability to deliver parts and our ability to deploy our vehicles.
The prices and availability of the component parts for vehicles in our fleet may fluctuate depending on several factors including market and economic conditions, tariffs, changes to import or export regulations, and demand. For example, the market for computer memory, which is a component of our central control unit, has experienced a substantial increase in demand in 2026 which has led to increased pricing and longer lead times for this component. Substantial increases in prices of these component parts would increase our overall costs and reduce our margins, and delays in availability of these component parts would reduce our ability to deliver more vehicles to our markets, which could adversely affect our business, financial condition, results of operations, and prospects. New and changing tariffs, duties and taxes may apply in connection with the imports and exports of equipment and parts, and can adversely affect our cost structure and logistics planning. For example, changes in economic relations between the United States and China have, and may continue to result in, increased tariffs on component parts for our vehicles imported from China. Further, customs authorities have and may in the future challenge or disagree with our classifications or valuation of imports. Such challenges could result in tariff liabilities, including tariffs on past imports, as well as penalties.
We depend on a limited number of third-party supply chain and manufacturing suppliers, we have experienced and may in the future experience quality problems, product issues, or supply- or shipping-related issues for the component parts that we need to assemble, repair and/or upgrade our vehicles. Furthermore, some of our newer vehicle designs like LimeGlider may be subject to delays in parts manufacturing, and we may not be able to deploy them in time to meet rider and city demand. Any of the foregoing risks and challenges could adversely affect our business, financial condition, results of operations, and prospects.
Our marketing efforts to help grow our business may not be effective.
Promoting awareness of our offerings is important to our ability to grow our business and to attract new riders and can be costly. We believe that much of the growth in our rider base on Lime is attributable to our brand visibility resulting from the physical presence of our vehicles in cities, which we have no control over, and which may not continue in the future. Our growth has also benefitted from high-profile unpaid endorsements and viral marketing opportunities. Our marketing efforts focus on organic growth, including word-of-mouth referrals, internal referral programs, and community-focused campaigns, and strategic commercial partnerships. For instance, in some cities we have partnered with Google, integrating our vehicle availability directly into Google Maps to help consumers discover Lime when getting directions. If we are unable to continue to keep our marketing initiatives cost-efficient or our marketing efforts are not successful in promoting awareness of our offerings or attracting riders, our business, financial condition, results of operations, and prospects could be adversely affected. If our marketing efforts are successful in increasing awareness of our offerings, this could also lead to increased public scrutiny of our business and increase the likelihood of third parties bringing legal proceedings against us. Any of the foregoing risks could harm our business, financial condition, results of operations, and prospects.
A significant portion of rides taken on Lime are concentrated in a relatively small number of markets in which we operate. The loss or decline of one or more of those cities could adversely affect our revenue, business, financial condition, results of operations, and prospects.
A significant portion of rides taken on Lime are concentrated in a relatively small number of markets in which we operate. For example, we derived approximately 22% and 23% of our revenue for the six months ended June 30, 2026 and 2025, respectively, and 22%, 21%, and 15% of our revenue for the years ended December 31, 2025, 2024, and 2023, respectively, from the United Kingdom. While our revenue is generally diversely distributed across the approximately 230 cities in which we operate, our results of operations can be sensitive to developments in the concentrated markets. Risks related to adverse permitting or regulatory actions, intensified competition, changes in enforcement, severe weather, labor disruptions, changes in tourism or commuting patterns, macroeconomic conditions, public health crises, geopolitical activities, or other risks described elsewhere in this Risk Factors section in a concentrated market could have a disproportionate impact on our business. If we were to lose, be restricted in, or otherwise experience a decline in fleet size or rider engagement or disruptions in a concentrated market, we may be unable to offset the impact through growth in other cities and markets in a timely or efficient manner, or at all. Moreover, redeploying vehicles and personnel on short notice can be constrained by local compliance requirements and logistics and challenges, potentially resulting in underutilized vehicles and increased costs. Any losses or declines in these concentrated markets could cause our revenue to decline and adversely affect our reputation, business, financial condition, results of operations, and prospects.
Any failure to offer high-quality rider support may harm our relationships with riders and could adversely affect our reputation, brand, business, financial condition, results of operations, and prospects.
Our ability to attract and retain riders depends on our ability to provide a high-quality, reliable, and responsive customer support experience. Our customer support offerings include the use of automated systems, AI-powered tools and technology, as well as customer support personnel who need to be sufficiently knowledgeable regarding our offerings and able to effectively and efficiently address our riders’ concerns. Riders on Lime depend on our customer support organization and technology offerings (including the use of AI) to resolve issues relating to our offerings, such as reporting a safety incident or questions about billing. Our ability to provide effective and timely support is dependent on us offering a variety of useful support channels to our riders (e.g., via the Rider App, telephone, and/or electronic communications platforms). As we continue to grow our business, expand into new cities, and increase our rider base, we could face challenges related to providing quality support services at scale. See “—Risks Related to our Technology and Intellectual Property.” If any of our AI-powered customer support tools and technology or other innovations that we have recently implemented are not perceived to be as a high quality support channel by our riders, or if we fail to provide efficient and effective rider support, or there is a market perception that we do not maintain high-quality support, our reputation, brand, business, financial condition, results of operations, and prospects could be adversely affected.
Our company culture has contributed to our success and if we cannot maintain this culture as we grow, our business, financial condition, results of operations, and prospects could be adversely affected.
We believe that our company culture, which promotes safety, sustainability, community, and innovation, has been critical to our success. We face a number of challenges that may affect our ability to sustain our corporate culture, including:
•difficulties identifying, attracting, rewarding and retaining personnel in leadership positions in our organization who share and further our culture, values and mission;
•the increasing size and geographic diversity of our workforce and distributed operations;
•competitive pressures to move in directions that may divert us from our mission, vision, and values;
•the continued challenges of a rapidly-evolving industry;
•the increasing need to develop expertise in new areas of business that affect us; and
•the integration of new personnel and businesses from acquisitions.
If we are not able to maintain our culture, our business, financial condition, results of operations, and prospects could be adversely affected.
Our business depends on hiring and retaining high-quality personnel, and attrition or an inability to continue hiring high-quality personnel, or loss of our key management or unsuccessful succession planning could adversely affect our business, financial condition, results of operations, and prospects.
If we are unable to attract, retain, and motivate qualified personnel, our business, financial condition, results of operations, and prospects could be adversely affected.
Our success depends in part on the continued contributions of our key technical employees and other highly skilled personnel for all areas of our organization in the United States and globally. We face intense competition for highly skilled personnel. We may not be successful in recruiting or retaining qualified personnel needed to support our business, and actions we take in response to economic conditions or other factors may affect our reputation or ability to hire in the future. In addition, changes to U.S. immigration policies, particularly to H-1B and other visa programs, including the increased fees associated with H-1B visas after September 21, 2025, and restrictions on travel could restrain the flow of technical and professional talent into the United States and may inhibit our ability to hire qualified personnel. Compliance with new and unexpected U.S. immigration and labor laws could also require us to incur additional unexpected labor costs and expenses or could restrain our ability to retain and attract skilled professionals. Any of these restrictions could adversely affect our business, financial condition, results of operations, and prospects.
Our future success also depends to a significant extent on the continued services of our senior management team, including Wayne Ting, our Chief Executive Officer, and Ann Gugino, our Chief Financial Officer. The experience of our senior management is a valuable asset to us and would be difficult to replace. We do not maintain “key person” life insurance for any of our personnel. The loss of the services of our Chief Executive Officer or our Chief Financial Officer or other members of senior management team could disrupt and adversely affect our business, financial condition, results of operations, and prospects.

All of our U.S.-based employees, including our management team, are employed on an at-will basis, and there is no assurance that any such employee will remain with us.
We may be required to increase compensation, benefits, or equity incentives in order to hire or retain qualified employees in ways that increase costs and reduce our margins. Declines in the perceived value of our equity awards, or sales of equity, could reduce employee motivation or retention. The loss of members of our senior management team or other highly skilled employees, or difficulties in attracting and integrating new hires, could disrupt our operations, delay execution of our strategy, and adversely affect employee morale and productivity.
If we are unable to protect against theft, vandalism, and/or loss of vehicles and batteries, our business, results of operations and financial condition could be adversely affected.
Our business depends on our ability to effectively safeguard our vehicle fleet and batteries. We have in the past experienced and expect in the future to experience loss of vehicles and batteries due to damage, vandalism, theft (including from organized retail crime), and other events that cause our vehicles and/or batteries to be retired before the end of their useful lives. Vulnerabilities or defects in our hardware, firmware, or software, have in the past and may in the future be discovered and exploited by third parties, and information about such vulnerabilities or methods of theft can spread quickly online, accelerating loss, tampering, and vandalism of our vehicles. Although we may take actions designed to protect against incidents of loss, there is no guarantee that any such measures will be successful, and such actions could have a detrimental effect on our reputation, rider experience, business, financial condition, results of operations, and prospects. For example, in response to heightened loss or risk, we may choose to reposition more of our vehicles away from areas with high loss rates or high incidents of vandalism, reduce our service area, or leave a city entirely. Where those areas also exhibit high rider demand, these actions could limit access to our vehicles, suppress rider adoption, and adversely affect our business, financial condition, results of operations, and prospects.
Our business is affected by the level of investments by cities in their public road infrastructure.
Our business is affected by cities making investments in their road infrastructure that make it easier or more convenient to use our vehicles. Undermaintained or deferred maintenance of road infrastructure decreases the quality of streets and roads in the cities in which we operate and increases the presence of road hazards such as potholes, which may discourage riders from riding our vehicles, increase the likelihood of an accident, or increase the decay rate of our vehicles due to heightened wear and tear. Our vehicles are offered for use primarily in cities, where roads are often narrow and heavily congested with cars, buses, and light rails, which can make it unattractive for riders to use our service depending on the level of congestion. We depend on cities to improve infrastructure to lessen these factors and that make it easier for shared micromobility vehicles to operate, such as protected bike lanes and widening lanes to accommodate non-automobiles. While we endeavor to proactively work with cities to suggest improvements, and in some cases partner with cities to help forge policies that enhance infrastructure such as increasing the number of parking spaces available for our vehicles, improvements in city infrastructure remains generally outside of our control. Furthermore, many cities rely on federal grants and other types of funding from the federal government to fund infrastructure improvement projects, and such grants or funding may be decreased or canceled entirely. Any decrease from current levels of investment in infrastructure could have an adverse impact on our business, financial condition, results of operations, and prospects.
Certain conditions like those that could lead to reductions in the levels of leisure and commuter travel could adversely affect ridership of our vehicles and result in decreased revenues and disruptions to our business.
Public health crises, epidemics, pandemics, such as the outbreak of COVID-19, natural disasters, terrorist activities, political demonstrations, military actions, power outages, or other events could disrupt our operations, damage our vehicles, reduce ridership of our vehicles, or require temporary cessations of our offerings. Because our operations are generally concentrated in urban areas, including business districts, macro events that diminish urban activity, such as declines in office attendance, tourism, retail foot traffic, or public gatherings, could disproportionately impair ridership and our financial performance. For example, during the COVID-19 pandemic, various governmental restrictions, including the declarations of states of emergency, school and business closings, quarantines, “shelter at home” orders, restrictions on travel, limitations on social or public gatherings, and other social distancing measures reduced demand for our offerings and leisure and commuter travel generally. Reductions in levels of leisure travel as well as commuter travel, whether caused by general economic conditions, such as inflation, higher airfare costs or other events such as work stoppages, military conflicts, wars, terrorist incidents, civil unrest, cybersecurity incidents, natural disasters, epidemic or pandemic diseases, government shutdowns, recessions or other economic or labor market downturns, or the response of governments to any of these events, have in the past and could in the future have an adverse effect on the demand for shared micromobility overall and for our vehicles in particular. For example, recent and ongoing hostilities in the Middle East have caused disruptions in our business operations in that region, particularly in Israel, which could adversely affect our business, financial condition, results of operations, and prospects and cause unstable market conditions. We have no way to predict the progress or outcome of such hostilities or their impact on the region as the conflicts and government reactions are rapidly developing.
Natural disasters such as fires, earthquakes, or hurricanes may also reduce ridership of our vehicles. The impact of climate change may increase the frequency or severity of these risks and of weather events that make our offerings unappealing. We have temporarily reduced or stopped offerings in cities affected by such natural disasters in the past and expect to do so in the future.
Such events or natural disasters also impact regional and local travel trends, which impacts our business, results of operations and financial condition. We derive significant revenues from key leisure destinations, including California in the United States and major cities in Europe. Travel to leisure destinations is dependent upon the ability and willingness of consumers to travel on vacation, which in turn is impacted by a variety of factors, including weather and climate-related events, wars, geopolitical dynamics in a location, and the effect of economic cycles on consumers’ discretionary travel. Uncertainty in overall consumer sentiment in the current economic environment, coupled with military conflicts, such as those in Israel, may adversely affect leisure travel to certain key cities, and thus have a negative impact on our business, financial condition, results of operations, and prospects.
Furthermore, civil unrest and increased police and law enforcement presence in any of the cities we operate could adversely affect demand for our vehicles and the quality of our operations. For example, in August 2025, members of the National Guard were deployed in Washington, D.C. and surrounding suburbs, which led to a decline in ridership as well as the cessation of service by some of our logistics providers as people chose to limit travel in response.
Our business, financial condition, results of operations, and prospects are also subject to global economic conditions, including inflation, including any resulting effect on discretionary spending by us or our riders.
Our business depends in part on the success of our strategic go-to-market partnerships, including with Uber, and if we are unable to establish and maintain successful partnerships, our business, financial condition, results of operations, and prospects could be adversely affected.
We rely on Uber as a significant, highly efficient go-to-market channel for rider acquisition, discovery, and booking. In nearly all of our shared markets, Lime vehicles are featured as a ride option within the Uber app, and riders can access and initiate Lime trips through Uber’s interface. By leveraging Uber’s existing infrastructure and rider network, we tap into an existing rider base that can drive awareness without upfront marketing costs. For the six months ended June 30, 2026 and 2025 and for the years ended December 31, 2025, 2024, and 2023, approximately 13%, 15%, 14%, 16%, and 14%, respectively, of our revenue was attributable to the Pay-As-You-Go revenue generated through our partnership with Uber.
Our arrangement with Uber is governed by a license and integration agreement that also includes an exclusivity provision in certain of our overlapping cities. Our current agreement, which was renewed in May 2025, extends through 2028, following multiple prior extensions, and is subject to unilateral termination by Uber in certain circumstances. If our agreement with Uber were terminated, not renewed, or materially modified in a manner that reduces our visibility or access to the rider base on Uber’s platform, rider acquisition and demand for our offerings could be adversely affected, our rider acquisition costs could increase, and our unit economics could be impacted, any of which could harm our business, financial condition, results of operations, and prospects.
If exclusivity under our current agreement were to end or be narrowed, Uber could list or prioritize competing shared micromobility operators, which may reduce Lime’s share of rider traffic and bookings within the Uber app. While we may seek to access riders through other partnerships or direct channels, we may be unable to replace lost volume in full, on acceptable economic terms, or in a timely manner, and any shift could require increased marketing spend, changes to pricing, or other actions that adversely affect our margins.

Our exposure to this channel also creates concentration risk. A decline in Uber’s user base, market share, brand perception, or engagement in the cities where we are integrated, whether due to competition, macroeconomic conditions, regulatory developments, litigation, reputational events, product changes, or service interruptions, could reduce rider discovery and bookings of Lime through the Uber app. In addition, any changes by Uber to its policies, technical requirements, data sharing practices, or compliance standards could increase our costs, limit our access to the channel, or require product or operational changes.
Our investments in research and development may not yield the results expected.
Our business operates in intensely competitive markets characterized by rapid technological innovation and changing consumer preferences. Due to advanced technological innovation and the relative ease of technology imitation, new products and offerings tend to become standardized more rapidly, leading to more intense competition and ongoing cost erosion. In order to strengthen the competitiveness of our offerings in this environment, we expect to continue to invest heavily in research and development, maintaining and enhancing our hardware, software, and platform. However, these investments may not yield the innovation or the results expected on a timely basis, or at all, or our competitors may surpass us in technological innovation, hindering our ability to commercialize new and competitive products that meet the needs and demands of the market in a timely manner or at all, which consequently may adversely impact our business, financial condition, results of operations, and prospects as well as our reputation.
Changes in consumer preferences or demographic trends or discretionary consumer spending could adversely impact our business, financial condition, results of operations, and prospects.
Changes in consumer preferences, demographic trends, and trends in discretionary consumer spending could adversely affect business, financial condition, results of operations, and prospects. For example, rider preferences for other forms of transportation such as autonomous vehicles could also adversely affect rider adoption or retention and reduce the effectiveness of our marketing and technology initiatives. Additionally, the majority of our riders are between the ages of 18 and 45, and if we fail to appeal to riders outside of this age range, our ability to grow our business may be adversely affected. For example, we designed and introduced our LimeGlider vehicle to appeal to older riders who may prefer the comfort of a seated vehicle to a standing e-scooter but that effort may not be successful. In addition, changes in preferences by consumers for modes of shared micromobility vehicles other than those that we offer could adversely affect demand for our vehicles. Development of new modes of vehicles to address anticipated consumer preference is capital intensive and costly, and we may not be able to accurately predict consumer preference, or develop new vehicles in a timely fashion, or at all, to address such changing preferences, which may harm our reputation or result in us losing market share. Also, our success depends to a significant extent on numerous factors affecting consumer confidence and discretionary consumer income and spending, such as general economic conditions, consumer sentiment, and unemployment levels. Any factors that could cause consumers to spend less on shared micromobility or shift to lower-priced products could reduce our revenue or inhibit our ability to maintain or increase pricing, which could adversely affect our business, financial condition, results of operations, and prospects.
Our vehicles use lithium-ion battery cells, which occasionally have been observed to catch fire or vent smoke and flame. If such risk materialized, it could adversely affect our reputation, business, financial condition, results of operations, and prospects.
The battery packs within our vehicles use lithium-ion cells. If the batteries are improperly handled, stored, managed, transported, or controlled, or the lithium-ion cells are subject to environmental stresses, such as from wear-and-tear or from vandalism, they can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. Even if properly handled, there can be no assurance that a thermal event will not occur. While the battery pack is designed to contain any single cell’s release of energy without spreading to neighboring cells, the battery pack could fail during testing or charging or in the field, which could result in bodily injury or death and subject us to litigation, regulatory investigations or actions, or redesign efforts, all of which would be time-consuming and expensive and could harm our brand and divert our resources. Also, negative public perceptions regarding the suitability of lithium-ion cells for vehicle applications, the social and environmental impacts of mineral mining or procurement associated with the constituents of lithium-ion cells, or any future incident involving lithium-ion cells, such as a vehicle or other fire, could adversely affect our reputation, business, financial condition, results of operations, prospects, and cash flows.

In addition, we and logistics providers store and charge the battery packs at certain of our respective facilities, which expose us to risk of obsolescence, degradation, or damage. We have experienced, and may in the future experience, battery safety issues, including thermal events or defects that necessitate removing vehicles or batteries from circulation, pausing operations to investigate, and undertaking remediation, replacement, or retrofit programs. Such damage or injury could also lead to adverse publicity, litigation, and regulatory action. Any such safety issue or fire related to the batteries could disrupt our operations and any prolonged or significant disruption would adversely affect our business, financial condition, results of operations, prospects, or cash flows. In addition, the transportation and effective storage of lithium-ion batteries is also tightly regulated by the United States Department of Transportation and other similar regulatory bodies in other markets, the governing regulations are continuously evolving as lithium-ion batteries become more and more widely used around the world. The cost to comply with such regulations has increased and could continue to increase as such regulations evolve. In addition, any failure to comply with such regulations or future regulations could result in fines, loss of permits, or other regulatory consequences, which could limit our ability to manufacture and deliver our vehicles, which could impact the availability and affordability of our vehicles. If any of the foregoing risks adversely impact our operations and the rider experience, our business, financial condition, results of operations, and prospects may be adversely affected.
Our business is substantially dependent on operations outside the United States, including those in markets in which we have limited experience, and if we are unable to manage the risks presented by our business model internationally, our business, financial condition, results of operations, and prospects would be adversely impacted.
As of December 31, 2025, we operated in 29 countries and approximately 230 cities. We have limited experience operating in many jurisdictions outside of the United States and have made, and expect to continue to make, significant investments to expand our international operations and compete with local competitors.
Conducting our business internationally, particularly in countries in which we have limited experience, subjects us to risks that we do not face to the same degree in the United States. These risks include, among others:
•operational and compliance challenges caused by distance, language, and cultural differences;
•the resources required to localize our business, which requires the translation of the Rider App and Lime Supply App and our website into foreign languages and the adaptation of our operations to local practices, laws, and regulations and any changes in such practices, laws, and regulations;
•laws and regulations more restrictive than those in the United States, including laws governing competition, pricing, payment methods, Internet activities, logistics services, insurance, payment processing and payment gateways, tax and social security laws, employment and labor laws, email messaging, data privacy, location services, collection, use, sharing or other processing of personal information, ownership of intellectual property, and other activities important to our business;
•competition with companies or other services that understand local markets better than we do, that have pre-existing relationships with potential riders in those markets, or that are favored by government or regulatory authorities in those markets;
•differing levels of social acceptance of our brand, products, and offerings, whether due to our perceived national association or otherwise;
•exposure to business cultures in which improper business practices may be prevalent;
•difficulties in managing, growing, and staffing international operations, including in countries in which foreign employees may become part of labor unions, employee representative bodies, or collective bargaining agreements, and challenges relating to work stoppages or slowdowns;
•fluctuations in currency exchange rates;
•higher levels of credit risk and payment fraud;
•adverse tax consequences, including the complexities of foreign value added tax systems, and restrictions on the repatriation of earnings;

•increased financial accounting and reporting burdens, and complexities associated with implementing and maintaining adequate internal controls;
•difficulties in implementing and maintaining the financial systems and processes needed to enable compliance across multiple offerings and jurisdictions;
•tariffs, import and export restrictions, and changes in trade regulation;
•political, social, and economic instability abroad, including wars in the Middle East, terrorist attacks and security concerns in general, and societal crime conditions that can directly impact riders; and
•reduced or varied protection for intellectual property rights in some markets.
If we fail to manage any of the foregoing risks effectively or at all, our international operations could be impacted, which would in turn adversely affect our business, financial condition, results of operations, and prospects.
Risks Related to our Technology and Intellectual Property
Our platform contains third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could disrupt our riders’ ability to access our platform.
Our platform contains software licensed to us under “open source” licenses. Use and distribution of open source software may entail greater risks than use of third-party proprietary software, as open source licensors generally do not provide the same degree of support, and do not offer warranties, indemnification, or other contractual protections regarding infringement claims or the quality of the code, including the existence of software vulnerabilities. In addition, the public availability of such software may make it easier for others to compromise our platform.
Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use, or that we grant licenses to our intellectual property to others on terms that are unfavorable to us or at no cost. Additionally, some open source licenses require that if we combine our proprietary software with open source software in a certain manner, we could be required to release the source code of our proprietary software to the public. This can effectively render what was previously proprietary software to be open source software and may allow our competitors to create a similar platform with lower development effort and time, and could ultimately result in a loss of our competitive advantage. Alternatively, to avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our software.
Although we attempt to mitigate such unintended licensing obligations, the terms of many open source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute impacted elements of our platform. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their solutions. As a result, we could be subject to litigation by parties claiming ownership of what we believe to be open source software. Moreover, we cannot assure you that our processes for controlling our use of open source software in our platform will be effective. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face infringement or other liability, be subject to costly litigation, or be required to seek costly licenses from third parties to continue operating our platform on terms that are not economically feasible, to re-engineer our platform, to discontinue use of impacted elements of our platform if re-engineering could not be accomplished on a timely basis, if at all, or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, financial condition, results of operations, and prospects.

Our business could be adversely affected by changes in the access to and use of the Internet, mobile networks, GNSS systems including GPS and Galileo, and mobile devices and unfavorable changes in, or our actual or perceived failure to comply with, existing or future laws governing the access to and use of the Internet, mobile networks, and mobile devices.
Our business depends on riders’ ability to access vehicles via the Rider App and our in-field workers’ ability to access tasks via the Lime Supply App on a mobile device and its operating system, mobile network operators, and the Internet, and our vehicles having access to the Internet. We may operate in cities that provide limited Internet connectivity, particularly as we continue to expand internationally. Internet access and mobile network access are frequently provided by companies with significant market power that could take actions that degrade, disrupt, or increase the cost of riders’ ability to access our vehicles and our ability to operate our vehicles cost-effectively. In addition, the Internet infrastructure that we and our riders rely on in any particular geographic area may be unable to support the demands placed upon it, or otherwise subject to outages or other disruption. Our offerings also depend on Global Navigation Satellite System (“GNSS”) technology, which includes Global Positioning System (“GPS”), Galileo, and other GNSS systems, to help riders locate our fleet. Any such failure in Internet availability, the mobile device or mobile network availability, or GNSS/GPS/Galileo availability, even for a short period of time, would adversely affect riders’ ability to access our offerings and our ability to provide offerings during such interruption and could potentially harm our business, financial condition, results of operations, and prospects.
Moreover, we are subject to a number of laws and regulations specifically governing the Internet, mobile networks, and mobile devices that are constantly evolving. Existing and future laws and regulations, or changes thereto, may impede the growth and/or availability of the Internet, mobile network, and online offerings generally, require us to change our platform architectures, features, or implementation, or our business practices, or raise our effective compliance costs or other costs of doing business. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation and brand, a loss in business and proceedings or actions against us by governmental entities or private parties (e.g., class actions, administrative or other legal proceedings, such as litigation in court or in arbitration), which could adversely affect our business, financial condition, results of operations, and prospects.
We rely on mobile operating systems and application marketplaces to make the Rider App available to riders, and if we do not effectively operate with such application marketplaces and maintain high rider reviews for the Rider App, our usage or brand recognition could decline and our business, financial condition, results of operations, and prospects could be adversely affected.
We depend on mobile operating systems, such as Android and iOS, and their respective application marketplaces, and our website, to make the Rider App available to riders to access and interface with the Rider App and our offerings. Any changes in such third-party systems that degrade the functionality of the Rider App could adversely affect the riders’ experience on impacted mobile devices. If such mobile operating systems or application marketplaces limit or prohibit us from making the Rider App available to riders, make changes that degrade the functionality of the apps, increase the cost of using the Rider App, impose terms of use unsatisfactory to us, or modify their search or ratings algorithms in ways that are detrimental to us, or if our competitors’ placement in such application marketplace is more prominent than the placement of the Rider App, our overall growth in our rider base could slow. The Rider App has experienced fluctuations in the number of downloads in the past, and we anticipate similar fluctuations could happen again in the future. Any of the foregoing risks could adversely affect our business, financial condition, results of operations, and prospects.
As new mobile devices and mobile platforms are released, there is no guarantee that such devices and platforms will support the Rider App or Lime’s ability to effectively release updates to the Rider App. Additionally, in order to deliver a high-quality application, we strive to ensure that the Rider App is designed to work effectively with a range of mobile technologies, systems, networks, and standards. We may not be successful in developing or maintaining participants in the mobile industry necessary to keep pace with the evolution of the mobile ecosystem, which may adversely affect riders’ ability to access and utilize our offerings through the Rider App, or their experience with Lime. If Lime riders encounter any difficulty accessing or using the Rider App on their mobile devices, or if we are unable to adapt to changes in popular mobile operating systems, our business, financial condition, results of operations, and prospects could be adversely affected.
In addition, mobile operating system providers have announced changes as well as future plans to limit the ability of application developers like us to collect and use certain data about consumers, including riders using the Rider App. For example, in 2021, Apple imposed requirements for consumer disclosures regarding data privacy practices, and implemented an application tracking transparency framework that requires opt-in consent for certain types of tracking. In February 2022, Google announced it planned to adopt restrictions to restrict tracking activity across Android devices. These changes have had, and we expect will continue to have, a negative impact on our flexibility in the collection and use of rider data for advertising and promotions. If we are unable to mitigate the effects of these new developments, it may further impair our ability to effectively reach and grow new riders, or to effectively engage with existing riders with targeted advertising and promotions through the Rider App.
Similarly, we also rely on the Lime Supply App to enable the deployment, charging, repositioning, and maintenance of our vehicles by our workforce. If mobile operating systems, application marketplaces, device changes, or connectivity and location-permission restrictions limit, disrupt, or degrade the Lime Supply App, our workforce may be unable to execute tasks efficiently, which could reduce fleet availability, increase costs, and adversely affect our business, financial condition, results of operations, and prospects.
Use of AI and machine learning may present additional risks, including risks associated with algorithm development or use, the data sets used, and/or a complex, developing regulatory environment.
We use AI, automated decision making, and machine learning technologies (collectively, “AI Technologies”) for our internal work streams and productivity as well as to analyze our data in support of our operations, which may present additional risks, including risks inherent in its use. For example, we rely on AI Technologies to detect and prevent fraudulent activity, including the use of stolen payment credentials and unauthorized use of our vehicles as well as for predicting rider demand and dynamically deploying our fleet. We also use machine learning to prioritize and assign operational tasks within the Lime Supply App, including dispatch sequencing, charging and maintenance scheduling, fleet repositioning, and parts and inventory allocation. If these algorithms are wrong, outdated, or biased, they may not adequately prioritize work, misroute our workforce, delay repairs or charging, trigger stockouts of spare parts, which can reduce fleet availability and service quality, increase operating costs, and contribute to failures to meet permit requirements or regulations.
We are making investments in expanding our AI capabilities in our offerings, including ongoing deployment and improvement of existing AI Technologies, as well as using AI Technologies in our software engineering processes and the development of new features. As with many technological innovations, there are significant risks involved in developing, maintaining, and deploying these technologies and there can be no assurance that the usage of or our investments in such technologies will enhance our offerings or be beneficial to our business, including our efficiency, or profitability. If these AI Technologies are incorrectly designed or implemented, or the data sets or models upon which they are based have errors or biases or are incomplete, inaccurate or of poor quality, or if we do not have adequate rights to use such data sets or models, the performance of our offerings, as well as our business and reputation, could suffer, or we could otherwise incur liability through the violation of laws, or contracts to which we are a party. Further, such AI Technologies may also be adversely impacted by unforeseen defects, technical challenges, data breaches, cybersecurity threats or material performance issues. Accordingly, our use of AI Technologies may inadvertently reduce our effectiveness and efficiency or cause unintentional or unexpected outputs that are incorrect, do not match our business goals, standards and values, do not comply with our policies or procedures, harm our brand and reputation, negatively impact users or otherwise interfere with the performance of our business.
In addition, we may experience difficulties in enforcing any intellectual property or other proprietary rights in output generated by generative AI Technologies. The United States Copyright Office has previously denied copyright protection for content generated by AI Technologies, and the United States Patent and Trademark Office has similarly stated that an AI tool cannot be an “inventor” of a patent, rendering it impossible to obtain patent protection for inventions created solely by AI Technologies. In addition, the Supreme Court of the United Kingdom has reached a similar conclusion, stating that AI systems cannot be named as an “inventor” for UK patent law purposes. The United States and other countries are also considering, or have implemented, comprehensive legal compliance frameworks specifically for AI, which is a trend that may increase given that the European Union entered into force the first such framework in its Artificial Intelligence Act on August 1, 2024 (the “EU AI Act”). The EU AI Act establishes, among other things, a risk-based governance framework for regulating AI systems operating in the European Union. This framework categorizes AI systems, based on the risks associated with such AI systems’ intended purposes, as creating unacceptable or high risks, with other AI systems being considered limited or low risk. In addition, there may be additional legislation or regulations from government bodies that similarly impose compliance obligations for AI. Any failure or perceived failure by us to comply with such current or future requirements, including the EU AI Act, could have an adverse impact on our business, including by increasing our risk of regulatory action or liability. In addition, compliance with such legislation or regulation may impose additional costs on us or otherwise adversely affect our business, results of operations, financial condition and future prospects. Changes to existing regulations, their interpretation or implementation, or new regulations could impede our use of AI and machine learning technology and also may increase the burden and cost of research and development in this area.
Our ability to continue to use such AI Technologies at the scale we need may be dependent on access to specific third-party software and infrastructure. We cannot control the availability or pricing of such third-party AI Technologies, especially in a highly competitive environment, and we may be unable to negotiate reasonable economic terms with the applicable providers. If any such third-party AI Technologies become incompatible with our systems or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI Technologies are offered or terminate their relationship with us, our operational workforce could become less efficient or effective and our business, financial condition, results of operations, and prospects could be harmed.
While we aim to use AI Technologies ethically and attempt to identify and mitigate ethical or legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise. The use of AI Technologies to support business operations carries inherent risks related to data privacy and cybersecurity, such as intended, unintended, or inadvertent transmission of proprietary, confidential or sensitive information, as well as challenges related to implementing and maintaining AI Technologies, such as developing and maintaining appropriate datasets for such support. For example, if any of our employees, logistics providers, or contingent workers input our proprietary, confidential, or sensitive information while using any third-party AI Technologies in connection with our business or the products, solutions and services such third parties provide to us, such practice may lead to the inadvertent disclosure of our proprietary, confidential, or sensitive information, which may impact our ability to realize the benefit of, or adequately maintain, protect and enforce our intellectual property or other proprietary rights in, such proprietary, confidential, or sensitive information or otherwise adversely affect our business, financial condition, results of operations, and prospects. In addition, AI use or management by us or others, including decisions based on automated processing or profiling, inappropriate or controversial data practices, or insufficient disclosures regarding machine learning, automated decision making, and algorithms, have and could impair the operationality or acceptance of AI Technologies or subject us to litigation, regulatory investigations, or other harm, such as negative impacts to the value of our intellectual property or our brand. These deficiencies could also undermine the decisions, predictions, or analysis AI applications produce, or lead to unintentional bias and discrimination, subjecting us to competitive harm, legal liability, and brand or reputational harm. The rapid evolution of AI Technologies may require us to allocate additional resources to help implement AI in order to minimize unintended or harmful impacts, and may also require us to make additional investments in the development of proprietary datasets, machine learning models or other systems, which may be costly. Market acceptance of AI Technologies is uncertain, and we may be unsuccessful in our vehicle development efforts or suffer reputational harm. Any of these factors could adversely affect our business, financial condition, results of operations, and prospects.
We rely on third parties, including technology providers, and if such third parties do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition, results of operations, and prospects could be adversely affected.
Our success depends in part on our relationships with third-party technology providers. For example, we rely on encryption and authentication technologies licensed from third parties that are designed to securely transmit personal information provided by riders on Lime. We also use and incorporate third-party technology, such as identity verification technology, as part of our platform. If any of these third parties terminate their relationship with us or refuse to renew their agreement with us on commercially reasonable terms, we would need to find an alternative provider and may not be able to secure similar terms or replace such provider in an acceptable time frame or at all. We also rely on other software and services supplied by third parties, such as communications and internal software, and our business may be adversely affected to the extent such software and services do not meet our expectations, contain defects, errors, or vulnerabilities, are compromised, or otherwise experience outages. Any of these risks could increase our costs and adversely affect our business, financial condition, results of operations, and prospects.
We use and incorporate technology and intellectual property from third parties into our platform. Such third-party technology and intellectual property, and the terms on which they are offered, are constantly evolving, and we may not be able to maintain or modify our platform to ensure their compatibility with such third-party offerings. Updates to third-party technology or software that integrates with our platform, could cause our platform to not operate as efficiently as such platform has previously operated, or at all. Moreover, we cannot be certain that such technology and intellectual property does not infringe, misappropriate or otherwise violate the intellectual property or other proprietary rights of others, or that our suppliers and licensors have sufficient rights in or to the technology or intellectual property in all cities in which we may operate. If we are unable to obtain, maintain, protect, defend or enforce our rights to any of this technology, including because of intellectual property infringement claims brought by third parties against our suppliers and licensors or against us, or if we are unable to continue to obtain the technology or enter into new agreements on commercially reasonable terms, our ability to develop our platform or offerings containing that technology could be adversely affected and our business, financial condition, results of operations, and prospects could be adversely affected. Additionally, if we are unable to access necessary technology from third parties, we may be forced to redesign our technology or acquire or develop alternate technology, which may require significant time and effort, may be of lower quality or performance standards, and may subject us to certain risks discussed in the preceding paragraph that are currently borne by third parties. This would limit and delay our ability to provide new or competitive offerings and increase our costs. If alternate technology cannot be obtained or developed or if we are unable to develop such alternate technology at commercially reasonable levels of risk, we may not be able to offer certain features or functionality as part of our offerings, which could adversely affect our business, financial condition, results of operations, and prospects.
We rely on third-party payment processors to process payments made by riders on the Rider App, and if we cannot manage our relationships with such third parties and other payment-related risks, our business, financial condition, results of operations, and prospects could be adversely affected.
We rely on a limited number of third-party payment processors to process payments made by riders. If any of our third-party payment processors terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternate payment processor, and may not be able to secure similar terms or replace such payment processor in an acceptable time frame or at all. See also “—Risks Related to our Technology and Intellectual Property—We rely on third parties, including technology providers, and if such third parties do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition, results of operations, and prospects could be adversely affected.” Any of these risks could cause us to lose our ability to accept online payments or other payment transactions on Lime, either of which could make Lime less convenient and attractive to riders and adversely affect our ability to attract and retain riders.
Nearly all rider payments are made by credit card, debit card, or through third-party payment services, which subjects us to certain payment network or service provider operating rules, to certain regulations and to the risk of fraud. We may in the future offer new payment options to riders that may be subject to additional operating rules, regulations, and risks. We may also be subject to a number of other laws and regulations relating to the payments we accept from riders, including with respect to money laundering, money transfers, data privacy, data protection, and cybersecurity. If we fail to comply with applicable rules and regulations, we may be subject to civil or criminal penalties, fines, or higher transaction fees and may lose our ability to accept online payments or other payment card transactions, which could make our offerings less convenient and attractive to riders. If any of these events were to occur, our business, financial condition, results of operations, and prospects could be adversely affected.
For example, if we are deemed to be a money transmitter as defined by applicable regulation, we could be subject to certain laws, rules, and regulations enforced by multiple authorities and governing bodies in the United States and numerous state and local agencies who may define money transmitter differently. For example, certain states may have a more expansive view of who qualifies as a money transmitter. Additionally, outside of the United States, we could be subject to additional laws, rules, and regulations related to the provision of payments and financial services, and if we expand into new jurisdictions, the foreign regulations and regulators governing our business that we are subject to will expand as well. If we are found to be a money transmitter under any applicable regulation and we are not in compliance with such regulations, we may be subject to fines or other penalties in one or more jurisdictions levied by federal, state, or local regulators, including state attorneys general, as well as those levied by foreign regulators. In addition to fines, penalties for failing to comply with applicable rules and regulations could include criminal and civil proceedings, forfeiture of significant assets, or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny.

For various payment options, we are required to pay fees such as interchange and processing fees that are imposed by payment processors, payment networks, and financial institutions. These fees are subject to increases, which could adversely affect our business, financial condition, results of operations, and prospects. Additionally, our payment processors require us to comply with payment card network operating rules, which are set and interpreted by the payment card networks and which include, among other obligations, requirements to comply with security standards. For example, we are subject to the Payment Card Industry Data Security Standard (“PCI DSS”), issued by the Payment Card Industry Security Standards Council. PCI DSS contains compliance guidelines with regard to our security surrounding the physical and electronic storage, processing, and transmission of cardholder data. The payment card networks could adopt new operating rules or interpret or re-interpret existing rules in ways that might prohibit us from providing our offerings to some riders, be costly to implement, or difficult to follow, and if we fail or are alleged to fail to comply with applicable rules or requirements of payment card networks, we may be subject to fines or higher transaction fees and may lose our ability to accept online payments or other payment card transactions. We have agreed to reimburse our payment processors for fines that are assessed by payment card networks if we, our employees, or our riders violate these rules. Any of the foregoing risks could adversely affect our business, financial condition, results of operations, and prospects.
Systems failures and resulting interruptions in the availability of the Rider App, the Lime Supply App, and offerings could adversely affect our business, financial condition, results of operations, and prospects.
Our business is highly dependent upon the effective operation of our information technology systems. Our systems, or those of third parties upon which we rely, may experience service interruptions, failures or degradation because of firmware and software defects or malfunctions, distributed denial-of-service and other cyberattacks, human error, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses, ransomware, malware, phishing and forms of social engineering, or other events. Our systems also may be subject to break-ins, physical or electronic intrusions, sabotage, theft or misuse, and intentional acts of vandalism, including by our own personnel. We have experienced, and may in the future experience, incidents involving misconduct by our personnel, including misappropriation of funds, data, or system access, which could result in financial loss, operational disruption, regulatory exposure, and reputational harm.
Some of our systems are not fully redundant and our disaster recovery planning may not be sufficient for all eventualities. Our business interruption insurance may not be sufficient to cover all of our losses that may result from interruptions in our service as a result of systems failures and similar events.
We have experienced and will likely continue to experience system failures and other events or conditions from time to time that interrupt the availability or reduce or affect the speed or functionality of our offerings. These events have resulted in, and similar future events could result in, losses of revenue or additional costs and expenses. A prolonged interruption in the availability or reduction in the availability, speed, or other functionality of our platform could adversely affect our business, financial condition, results of operations, and prospects and reputation and could result in the loss of riders. Moreover, to the extent that any system failure or similar event results in harm or losses to our riders, we may make voluntary payments to compensate for such harm or the affected riders could successfully seek monetary recourse or contractual remedies from us for their losses and such claims, even if unsuccessful, would likely be time-consuming and costly for us to address.
We primarily rely on Amazon Web Services (“AWS”) to deliver our platform to riders, and any disruption of or interference with our use of AWS could adversely affect our business, financial condition, results of operations, and prospects.
We currently host our platform and support our operations using AWS, a third-party provider of multi-tenant cloud infrastructure services. We do not have control over the operations of the facilities of AWS that we use. AWS’ facilities are vulnerable to damage or interruption from natural disasters, cyberattacks, terrorist attacks, power outages, and similar events or acts of misconduct. Our platform’s continuing and uninterrupted performance is critical to our business operations and ensuring riders’ access to our offerings. We have experienced, and can expect that we will experience, interruptions, delays, and outages in AWS service and availability due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints. In addition, any changes in AWS’ service levels may adversely affect our ability to meet the requirements of riders, our employees or operational workforce. Since our platform’s continuing and uninterrupted performance is critical to our success, sustained, or repeated AWS system failures would reduce the effectiveness of our operations and the attractiveness of our offerings. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand and the usage of our offerings increases. Any negative publicity arising from these disruptions could harm our reputation and brand and may adversely affect the usage of our offerings.
Our commercial agreement with AWS will remain in effect until terminated by AWS or us. Even absent a breach by Lime, AWS may terminate the agreement for convenience after providing Lime with 30 days advance notice. In the event that our agreement with AWS is terminated or we add additional cloud infrastructure service providers, we may experience significant costs or downtime in connection with the transfer to, or the addition of, new cloud infrastructure service providers. Any of the above circumstances or events may harm our reputation and brand, reduce the availability or usage of our platform, lead to a significant short term loss of revenue, increase our costs, and impair our ability to retain or attract new riders, any of which could adversely affect our business, financial condition, results of operations, and prospects.
Defects, errors, or vulnerabilities in our application, backend systems, or other technology systems and those of third-party technology providers, or system failures and resulting interruptions in our availability or the availability of other systems and providers, could harm our reputation and brand and adversely impact our business, financial condition, results of operations, and prospects.
The software underlying our platform is highly complex and may contain undetected defects, errors or vulnerabilities, some of which may only be discovered after the code has been released. Where appropriate, we rely heavily on a software engineering practice known as “continuous integration and continuous deployment” (CI/CD) which refers to the frequent release of our software code, sometimes multiple times per day. While the virtue of CI/CD practices is well known, the practice may increase the risk of the rapid propagation of defects, errors, and vulnerabilities present in the code into our platform. The third-party software that we incorporate into our platform may also be subject to defects, errors or vulnerabilities. Any defects, errors or vulnerabilities discovered in our code or from third-party software after release could adversely impact the rider experience, result in negative publicity, loss of revenue and disrupt riders’ access to our platform, or other operational or service performance issues. Such vulnerabilities could also be exploited by malicious actors and result in exposure of data of riders, or result in a cybersecurity breach or incident, or otherwise adversely impact the availability and performance of our platform. We may need to expend significant financial and development resources to analyze, correct, eliminate or work around errors or defects or to address and eliminate vulnerabilities. Any failure to timely and effectively resolve any such defects, errors, or vulnerabilities could adversely affect our business,financial condition, results of operations, and prospects as well as adversely affect our reputation or brand.
Claims by others that we infringed, misappropriated, or otherwise violated their intellectual property or other proprietary rights could harm our business.
Third parties have, and in the future may, bring claims and/or lawsuits alleging our infringement, misappropriation, or violation of their intellectual property or other proprietary rights. We cannot guarantee that we have not, do not, or will not infringe, misappropriate, or otherwise violate the intellectual property or other proprietary rights of others. Our technologies may not be able to withstand any third-party claims against their use. Companies in the markets in which we operate are frequently subject to litigation based on allegations of infringement, misappropriation or other violations of intellectual property or other proprietary rights. In addition, certain companies and rights holders seek to enforce and monetize patents or other intellectual property or other proprietary rights they own, have purchased, or otherwise obtained. As our business continues to evolve and we become a publicly-traded company, the likelihood of intellectual property or other proprietary rights-based claims against us grows based on the following: increase in public profile, increases in revenue base, increases in the number of competitors in the cities we operate, our continued development of new technologies, new offerings, and new intellectual property, as well as continued international expansion. From time to time third parties may assert, and in the past have asserted, claims of infringement, misappropriation or other violations of intellectual property (such as patent rights) or other proprietary rights against us.
For example, third parties have made claims regarding various allegations of patent infringement. To the extent we hire any employees or other personnel from competitors, we may also be subject to allegations that such personnel have used or divulged to us proprietary or other confidential information to us. There can be no assurance that we will be successful in defending against allegations of infringing a third party’s intellectual property or reaching a business resolution that is satisfactory to us. Relatedly, third parties may allege that our service providers or other persons retained or indemnified by us infringe on, misappropriate or otherwise violate such competitors’ or other third parties’ intellectual property or other proprietary rights, such that we may be required to indemnify such service providers or other persons. In addition, our competitors and others may now and in the future have significantly larger and more mature patent portfolios than us. Future litigation may involve patent holding companies or other adverse patent owners who have no relevant product or service revenue and against whom our own patents may therefore provide little or no deterrence or protection. Many potential litigants, including some of our competitors and patent-holding companies, have the ability to dedicate substantial resources to assert their intellectual property or other proprietary rights. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business, and an adverse outcome could require us to cease use of such intellectual property as well as pay substantial damages, legal fees, royalty payments, or other fees in connection with a claimant securing a judgment against us, including treble damages if we are found to have willfully infringed certain types of intellectual property. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, we risk compromising our confidential information during this type of litigation. Plaintiffs can also seek injunctive relief that may limit the operation of our business or prevent the marketing of our offerings that infringe, misappropriate, or otherwise violate, or allegedly infringe, misappropriate, or otherwise violate, on the plaintiff’s intellectual property or other proprietary rights. If a third party is able to obtain an injunction preventing us from using our technology, accessing third-party intellectual property or other proprietary rights, or if we cannot license or develop alternative technology for any infringing aspect of our business, we could be forced to limit or stop the production or usage of our vehicles or cease other business activities related to such intellectual property. To resolve these claims, we may enter into licensing or settlement agreements with restrictive terms or significant fees, be required to implement costly redesigns of our vehicles, and/or pay substantial damages. If we do not resolve these claims in advance of a trial, there is no guarantee that we will be successful in court. These outcomes could adversely affect our business, financial condition, results of operations, and prospects.
With respect to any intellectual property or other proprietary rights claim, we may be required to seek a license to continue operations that are found to be in violation of such rights, which may not be available on favorable or commercially reasonable terms and may significantly increase our operating expenses. Such licenses are typically non-exclusive, and therefore our competitors and other third parties may have access to the same technology licensed to us. If a third party does not offer us a license to its intellectual property on reasonable terms, or at all, we may be required to redesign our platform or functionality therein or develop alternative, non-infringing technology, which could require significant time (during which we would be unable to continue to offer our vehicles), effort and expense and may ultimately not be successful. Any of these events could adversely affect our business, financial condition, results of operations, and prospects.
Claims of infringement, misappropriation or other violation may be extremely broad, and it may not be possible for us to operate our network and conduct our operations in such a way as to avoid all such alleged violations of such intellectual property or other proprietary rights. We also may be unaware of third-party intellectual property or other proprietary rights that cover or otherwise relate to some or all of our products and offerings. Moreover, the volume of intellectual property-related claims and the mere specter of threatened litigation could distract our management from the daily operations of our business. Some of the aforementioned risks of infringement, misappropriation or other violation, in particular with respect to patents, are potentially heightened due to the nature of our business, industry and intellectual property portfolio. We do not have a comprehensive patent portfolio, which could otherwise assist us in deterring patent infringement claims from third parties through our ability to bring patent infringement counterclaims using our own patent portfolio. In addition to the previously mentioned impacts of intellectual property-related litigation, while in some cases a third party may have agreed to indemnify us for costs associated with intellectual property-related litigation, such indemnifying third party may refuse or be unable to uphold its contractual obligations.
Failure to seek, obtain, maintain, protect, defend, or enforce our intellectual property or other proprietary rights could harm our business, financial condition, results of operations, and prospects.
Our success is dependent in part upon protecting our intellectual property or other proprietary rights (such as our rights in hardware designs, code, information, data, processes and other forms of information, know-how and technology), and as we grow, we expect to continue to develop intellectual property that is important for our existing and future business. We rely on a combination of patents, copyrights, trademarks, service marks, trade dress, trade secrets, and other forms of intellectual property, contractual restrictions, and confidentiality procedures to establish and protect our intellectual property and proprietary rights. However, the steps we take to protect our intellectual property or other proprietary rights may not be sufficient or effective, and may vary by jurisdiction. Even if we detect any third-party infringement, misappropriation, or other violations with respect to our intellectual property or other proprietary rights, we may need to engage in litigation to enforce our rights. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert management attention from the business and may not be successful. While we take precautions designed to protect our intellectual property, it may still be possible for competitors and other unauthorized third parties to copy or reverse engineer our technology, access or copy our data, and use our proprietary information to create or enhance competing offerings, which could adversely affect our position in our rapidly evolving and highly competitive industry. Some license provisions that protect against unauthorized use, copying, transfer, and disclosure of our technology prove insufficient or may be unenforceable under the laws of certain jurisdictions and foreign countries. The laws of some countries do not provide the same level of protection of our intellectual property or other proprietary rights as do the laws of the United States and effective intellectual property protections may not be available or may be limited in foreign countries. Our domestic and international intellectual property protection and enforcement strategy is influenced by many considerations including costs, where we have business operations, where we might have business operations in the future, legal protections available in a specific jurisdiction, and/or other strategic considerations. As such, we do not have identical or analogous intellectual property protection in all jurisdictions, which could risk freedom to operate in certain jurisdictions. As we expand our international activities, our exposure to unauthorized use, copying, transfer, and disclosure of proprietary information will likely increase. We may need to expend additional resources to protect, enforce or defend our intellectual property or other proprietary rights domestically or internationally, which could adversely affect our business, financial condition, results of operations, and prospects or adversely affect our domestic or international operations.
Our trademarks are valuable assets that support our brand, the perception of our platform and products, and distinguish our platform and products from those of our competitors. However, third parties may use trademarks and branding similar to ours, and we may not be able to adequately prevent such practices, which could harm the value of our business, result in the abandonment, dilution, or invalidity of trademarks associated with our business and adversely affect our results of operations, financial condition or prospects. Furthermore, third parties may claim that we have violated their trademark protections and seek substantial damages and/or injunctive relief. We may not prevail and could be subject to substantial damages and/or be foreclosed from using our trademarks. If we do prevail, we may spend significant resources having to defend our trademarks. Heightened competitive pressures that result in a loss of riders or a reduction in revenues or revenue growth rates, or failure to successfully maintain, defend, enforce, and enhance our brand and substantial expenses in attempts to maintain, defend, enforce and enhance our brand, could also adversely affect our business, financial condition, results of operations, and prospects.
We have filed, and may in the future file, applications to protect certain of our innovations and intellectual property, including potentially seeking patent protection for any of our inventions. We do not know whether any of our applications will continue to result in the issuance of a patent, or effective registration of our trademarks or copyrights in our content and proprietary coding, as applicable, or whether the examination process will require us to narrow any proposed patent claims. In addition, we may not receive competitive advantages from the rights granted under our intellectual property or other proprietary rights. In certain instances, we may choose not to file a patent for certain inventions, instead choosing to rely on trade secret protection or know-how, and a third party may subsequently file a patent covering such intellectual property. Our existing intellectual property and proprietary rights, and any intellectual property granted to us, or that we otherwise acquire in the future, may be contested, circumvented, or invalidated, or may otherwise not be enforceable or sufficiently broad in scope. Therefore, the adequacy and exact effect of the protection of these intellectual property and proprietary rights cannot be predicted with certainty. In addition, given the costs, effort, and risks of obtaining patent protection, including the requirement to ultimately disclose the invention to the public, we may continue not to choose to seek patent protection for certain innovations. Further, the United States Patent and Trademark Office requires compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent and trademark registration process and after a registration has issued. For example, there are situations in which noncompliance can result in abandonment or cancellation of a patent or trademark filing, resulting in partial or complete loss of patent or trademark rights in the relevant jurisdiction or otherwise diminishing the value of our intellectual property and other proprietary rights. Any failure to comply with such requirements, or to otherwise adequately obtain patent protection, or other intellectual property protection, could later prove to adversely impact our business, financial condition, results of operations, and prospects.
We enter into confidentiality and invention assignment agreements with our employees, contractors, and consultants and enter into confidentiality agreements with our third-party technology providers and strategic partners. These confidentiality agreements are designed to protect our proprietary information and, in the case of agreements or clauses containing invention assignment, to grant us ownership of technologies that are developed through a relationship with employees or third parties. However, we may not have entered into confidentiality and invention assignment agreements with each of our employees, independent contractors, consultants, vendors, or other third parties, or we may not have fulfilled the requirements of such agreements such that we cannot enforce them, or such agreements may otherwise not be self-executing. In addition, no assurances can be given that those agreements will not be breached or that these agreements will be effective in controlling access to, and use and distribution of, our intellectual property and other proprietary, confidential, or sensitive information. Further, agreements with us may be ineffective in transferring us ownership of intellectual property developed by those individuals. We may in the future become subject to claims that we or our employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, we may be forced to pay substantial monetary damages or be enjoined from using certain technology, aspects of our platform, aspects of our programs, or knowledge. Even if we are successful in defending against these claims, litigation could result in substantial costs and demand on management resources. Moreover, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our offerings, without infringing our intellectual property or other proprietary rights. Competitors and other third parties may also attempt to access, aggregate, and/or reverse engineer our data which would compromise our trade secrets and other rights. The loss of our intellectual property or the inability to protect our proprietary technology against unauthorized copying or use could adversely affect our business, financial condition, results of operations, and prospects.
We may also enter into strategic collaboration relationships, joint development, and other similar agreements with third parties where intellectual property arising from such engagements may be allocated or licensed between the parties, or may be jointly-owned. Determining inventorship and ownership of technologies and intellectual property and other proprietary rights resulting from development activities can be difficult and uncertain. Such arrangements may limit our ability to protect, maintain, enforce, or commercialize such intellectual property and other proprietary rights, including requiring agreement with or payment to our joint development partners before protecting, maintaining, licensing, or initiating enforcement of such intellectual property and other proprietary rights, and may allow such joint development partners to register, maintain, enforce, or license such intellectual property and other proprietary rights in a manner that may affect the value of the jointly-owned intellectual property or our ability to compete in the market. Disputes may arise with third parties regarding ownership of and rights to use, protect and enforce these technologies and intellectual property or other proprietary rights, or regarding the interpretation of our agreements with these third parties, and these disputes may result in claims against us or claims that certain intellectual property or other proprietary rights are not owned by us, are not enforceable, or are invalid. The cost and effort to resolve these types of disputes, or the loss of rights in technologies in intellectual property or other proprietary rights if we lose these types of disputes, could harm our business and financial condition. In addition, third parties may suffer delays, quality issues, or other problems affecting their development activities and ability to supply us with certain technology and intellectual property, which could adversely affect our business, financial condition, results of operations, and prospects.
Moreover, even where we have effectively secured statutory protection for our intellectual property or other proprietary rights, our competitors and other third parties may infringe on, misappropriate, or otherwise violate our intellectual property or other proprietary rights, which could weaken our competitive position and erode our market share. We may be required to spend significant resources in order to monitor and protect our intellectual property or other proprietary rights, and we may or may not be able to detect infringement, misappropriation, or other violation by third parties. Litigation has been and may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Such litigation could be costly, time-consuming, difficult to predict and distracting to management and could result in the impairment or loss of portions of our intellectual property. Our efforts to enforce our intellectual property or other proprietary rights may be met with defenses, counterclaims, and countersuits attacking the scope, validity and enforceability of our intellectual property or other proprietary rights, or our ownership thereof. An adverse determination of any litigation proceedings could put our intellectual property at risk of being invalidated, interpreted narrowly, or of not issuing or being cancelled. Our inability to protect our intellectual property and proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could impair the functionality of our platform, delay introductions of enhancements to our platform, result in our substituting inferior or more costly technologies into our platform and/or substantial damages or penalties (including treble damages for willful patent infringement), or harm our reputation or brand. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could adversely affect the price of our common stock. In addition, we may be required to license additional technology from third parties to develop new offerings, which may not be on commercially reasonable terms, or at all, and could adversely affect our ability to compete. Our inability to license this technology could harm our ability to compete and have a material and adverse effect on our business, financial condition, results of operations, and prospects.
The technology industry has also been subject to attempts to steal intellectual property, including by foreign actors. We, along with others in our industry, may be subject to attempted thefts of our intellectual property in the future. Although we take measures to protect our property, if we are unable to prevent the theft of our intellectual property or its exploitation, the value of our investments may be undermined and our business, financial condition, results of operations, and prospects may be adversely affected.
Risks Related to Legal and Regulatory Matters
We are regularly subject to claims from riders or third parties that allege injury or harm, which could adversely affect our brand, business, financial condition, results of operations, and prospects.
We are regularly subject to claims, litigation, investigations, and other legal proceedings relating to injuries to, or deaths of, riders or third parties. This includes claims alleging, among other things, product defect, design defect, manufacturing defect, failure to warn, negligent maintenance, negligent entrustment for harm to third parties caused by a rider, public nuisance or trespass, Americans with Disabilities Act violations alleging, for example, injury from tripping over a vehicle or vehicles blocking public access, or that we are directly or vicariously liable for harm to riders or third parties. In addition, the terms of many of our permits require that we provide a defense and indemnity to the city against certain allegations relating to Lime’s operations in that city, including in certain instances allegations arising from factors outside of Lime’s control, including, for example, road conditions or other city infrastructure. Although we advise platform users of local requirements, including applicable helmet laws, and, in some cases, may provide helmets or promotional codes for helmets in accordance with local regulations, riders may not be technically proficient in using our offerings, and they may not know to wear, or intentionally choose not to wear, protective equipment designed to enhance the safety of such offerings, including helmets. Rider error, together with the failure to use protective equipment, increases the risk of injuries or death while using these offerings. Non-compliance with traffic laws, as well as urban hazards such as unpaved or uneven roadways, increases the risk and severity of potential injuries. In addition, we provide our offerings predominantly in metropolitan areas, where riders using our vehicles need to share, navigate, and at times contend with narrow and heavily congested roads occupied by cars, buses, and light rails, especially during peak “rush” hours, all of which heighten the potential of injuries or death. Riders using our e-scooters or e-bikes face a more severe level of injury in the event of a collision than that faced while riding in an automobile, given the less sophisticated, and in some cases absent, passive protection systems on e-scooters and e-bikes.
We have in the past, and expect in the future to incur substantial expenses in connection with these claims, including adverse judgments and awards and the costs of defense. We may choose to settle personal injury claims for reasons including expediency, protection of our reputation, and to avoid the uncertainty of litigation. We expect that expenses for claim and litigation related to personal injury claims will increase — both the costs of defense and adverse judgments, awards or settlements — as our business grows and we face increasing public scrutiny. Regardless of the outcome of any legal proceeding, injuries to, or deaths of, any riders or third parties have and could again in the future result in negative publicity and harm to our brand, reputation, business, financial condition, results of operations, and prospects. Our insurance policies and programs, which include self-insured retentions, may not provide sufficient coverage to adequately mitigate the liability we face, especially where any one incident, or a group of incidents, could cause disproportionate harm, and we may have to pay high premiums or deductibles for our coverage and, for certain situations and/or categories of claims, we may not be able to secure coverage at all.
Our vehicles may experience issues from time to time, which could result in recalls or removal from service, injuries, litigation, enforcement actions, class actions, and regulatory proceedings, and could adversely affect our business, brand, reputation, financial condition, results of operations, and prospects.
We design and contract to manufacture with third parties, and directly and indirectly modify, maintain, and repair, our fleet of e-scooters and e-bikes. Such e-scooters and e-bikes have in the past and may in the future contain product issues related to their design, materials, or construction, may be improperly maintained or repaired, or may be subject to vandalism. Because we contract with third parties to manufacture our vehicles, we have less visibility into and control over the manufacturing processes than if we manufactured them ourselves. These product issues could interfere with the intended operations of our e-scooters or e-bikes, which could result in safety concerns, including allegations of injuries to riders or third parties. In response, we have taken action to replace, modify, increase maintenance frequency, or limit the use of such products, and may need to do so in the future. There can be no assurance that our procedures will be able to detect, prevent, or fix all product issues.
Failure to detect, prevent, fix, or timely report real or perceived product issues and vandalism or to properly maintain or repair our e-scooters and e-bikes could result in a variety of consequences, including recalls and removal from service, service interruptions, injuries, litigation, enforcement actions, including substantial damages, fines and penalties, regulatory proceedings, required changes to our product, and negative publicity. Even if injuries to riders or third parties are not the result of any product issues in, vandalism of, or the failure to properly maintain or repair our e-scooters or e-bikes, we may incur expenses to defend or settle any claims or respond to regulatory inquiries, and our brand and reputation may be harmed. In addition, the battery packs in our vehicles use lithium-ion cells. Lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can cause burns and other injuries or ignite nearby materials, as well as other lithium-ion cells. We take certain precautions to reduce the risks of such events, but we cannot guarantee that such events will not occur. Any of the foregoing risks could also result in decreased usage of our vehicles and adversely affect our business, brand, reputation, financial condition, results of operations, and prospects.
While we carry general liability insurance worldwide that is intended to cover incidents associated with Lime vehicles, and product liability insurance that is intended to insure against injuries sustained by riders on our vehicles, these claims may exceed that coverage and/or may ultimately damage our reputation or decrease ridership, any of which could materially impact our business, financial condition, results of operations, and prospects. We cannot be certain that our insurance coverage will be adequate for such liabilities, that insurance will continue to be available to us on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases, increases to self-insured retentions, or the imposition of large deductible or co-insurance requirements, or the inability to obtain insurance coverage at all could adversely affect our reputation, brand, business, financial condition, results of operations, and prospects.
We rely on third-party insurance policies to insure against risks related to our business. If insurance carriers change the terms of such insurance in a manner not favorable to us, if our insurance coverage is insufficient, if we are required to purchase additional insurance, if regulations governing insurance coverages change, or if our insurance providers are unable or unwilling to meet their obligations, our business, financial condition, results of operations, and prospects could be adversely affected.
We rely on a combination of third-party insurance and retention mechanisms to cover various business and micromobility-related risks, including, but not limited to, general liability, automobile liability, excess liability, workers’ compensation, property, cyber liability, and directors’ and officers’ liability. To comply with certain city and country insurance regulatory requirements for micromobility-related risks, in certain jurisdictions we also obtain rider insurance coverages. Rider insurance coverages, a relatively new insurance product specific to the micromobility industry, may include rider liability for third-party bodily injury and property damage and injury coverage to the rider themselves. Rider insurance coverages and limits vary by vehicle type and jurisdiction and are mostly obtained outside of the United States.
We rely on a limited number of insurance carriers, particularly for our business and micromobility-related risks. If our insurance carriers discontinue coverage or change the terms of our policies in a manner not favorable to us by increasing premiums, deductibles, or self-insured retentions, we could be liable for significant additional costs. We cannot guarantee that we would be able to secure replacement coverage on reasonable terms or timelines, or at all. In addition, we may not obtain enough insurance to adequately mitigate such business and micromobility-related risks or risks related to our new and evolving offerings, and we may have to pay high premiums, deductibles or self-insured retentions for coverage we do obtain.
If the amount of one or more business or micromobility-related claims exceed our applicable aggregate coverage limits, we would bear the excess costs, in addition to the amounts already incurred in connection with premiums paid, deductibles, or self-insured retentions. Certain losses may be excluded from insurance coverage. For example, the terms of many of our permits require that we provide a defense and indemnity to a city against certain allegations relating to Lime’s operations in that city, including in certain instances arising from factors outside of Lime’s control, including, for example, road conditions or other city infrastructure. Our insurance excludes coverage for claims that are only against the city, where Lime is not a named party.
In addition, we are subject to local laws, rules, and regulations relating to insurance coverage. If regulators require more comprehensive insurance or alter the types of insurance required, we may incur additional expenses. For example, in certain countries our vehicles are classified as motor vehicles, and in those countries our premiums are higher than countries where our vehicles are not classified as such. Increasing the breadth of coverage and coverage limits would increase our insurance and claims expenses.
Additionally, if any of our insurance carriers becomes insolvent, it would be unable to pay any business or micromobility-related claims that we make.
Our insurance claims reserve may be inadequate, which could adversely affect our business, financial condition, results of operations, and prospects.
We establish a claims reserve for unpaid losses and loss adjustment expenses for risks retained by us through our retention mechanisms. Estimating the number and severity of claims, as well as related judgment or settlement amounts, is inherently complex, subjective, and speculative. We employ various predictive modeling and actuarial techniques and make numerous assumptions based on available historical experience and industry statistics to estimate our claims reserve.
While management believes that our claims reserve amounts are adequate, the ultimate liability could be in excess of our claims reserves. A number of external factors can affect the losses incurred, including but not limited to, claim reporting delays, the length of time the claim remains open, increases in healthcare costs, legislative and regulatory developments, judicial developments, the general trend of increasing settlement amounts in litigation, and other unexpected events. If we determine that our estimated claims reserve is inadequate, we may be required to increase such claims reserve at the time of the determination, which could negatively impact our financial results in the period in which the shortfall is determined and adversely affect our business, financial condition, results of operations, and prospects.
We are regularly subject to claims, litigation, government investigations, and other proceedings that may adversely affect our business, financial condition, results of operations, and prospects.
We are regularly subject to claims, litigation, arbitration proceedings, government and regulatory investigations, and other legal and regulatory proceedings in the ordinary course of business, including those involving product liability and personal injury, property damage, labor and employment, worker classification, anti-discrimination, commercial disputes, competition, consumer complaints, intellectual property disputes, compliance with regulatory requirements, class actions, representative actions (including those brought under PAGA), and other matters, and we may become subject to additional claims, litigation, government investigations, and legal or regulatory proceedings as our business grows and as we deploy new offerings or enter new cities, including proceedings related to acquisitions, data privacy, intellectual property, advertising, securities issuances, or business practices.
The results of any such claims, litigation, class actions, regulatory actions, or other proceedings cannot be predicted with any certainty. Any claims against us, whether meritorious or not, could be time-consuming, result in costly litigation, be harmful to our reputation, require significant management attention, divert significant resources, and result in significant monetary awards, potential injunctive relief or consent decrees, or other remedies. Determining reserves for our pending litigation is a complex and fact-intensive process that requires significant subjective judgment and speculation. It is possible that a resolution of one or more such proceedings could result in substantial damages or settlement costs, penalties, and fines that could adversely affect our business, financial condition, results of operations, and prospects. These proceedings could also result in harm to our reputation and brand, sanctions, consent decrees, injunctions, or other orders requiring a change in our business practices. Any of these consequences could adversely affect our business, financial condition, results of operations, and prospects. Furthermore, under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of our business, commercial, and government partners and current and former directors and officers. For example, the terms of many of our permits require that we provide a defense and indemnity to the city against certain allegations relating to Lime’s operations in that city, including in certain instances allegations arising from factors outside of Lime’s control, including, for example, road conditions or other city infrastructure. We do not carry insurance coverage for claims that are only against the city, where Lime is not a named party. Furthermore, a determination in, resolution of, or settlement of, any threatened action or legal proceeding, whether we are party to such legal proceeding or not, that involves our industry, could harm our business, financial condition, results of operations, and prospects.
In addition, we regularly include arbitration provisions in our terms of service with our riders, and seek to compel arbitration in many of our litigations. These provisions are intended to streamline the litigation process for all parties involved, as arbitration can be faster and less costly than litigating disputes in state or federal court. Although we have generally been successful in enforcing our arbitration provisions, a court or arbitrator could rule them unenforceable as these are regularly contested by plaintiff’s counsel. Arbitration agreements also could subject us to reputational risks as arbitration agreements sometimes have been the subject of negative media reports. If the number of arbitrations increased significantly, the arbitration fees that we would be required to pay would become more costly and burdensome. We may choose to limit or abandon our use of arbitration agreements or may be required to do so in legal proceedings or per our city permits, which could result in increased exposure to potentially costly and burdensome litigation, which could adversely affect our business, financial condition, results of operations, and prospects.
We have faced and are likely to continue to face litigation and administrative penalties from local governmental entities, municipalities, and private citizens related to the parking of our vehicles.
We have been, and expect to continue to be, involved in claims, litigation (judicial and administrative), arbitration, and other actions brought by governmental entities, municipalities, and private citizens alleging a variety of causes of actions, including among other things, failure to operate with proper local permits, public nuisance, trespass, and Americans with Disabilities Act violations related to the placements or inappropriate parking of our vehicles on public and private property, interfering with others’ use and enjoyment of, and access to, public and private property, and personal injuries and property damages caused by such placement. The defense of these matters and associated outlays has and could continue to significantly increase our operating expenses. In addition, if we are determined to have violated applicable law or regulation, or we settle or compromise these disputes, we may become required to change our operations or offerings in certain cities or globally, to change material components of our business strategy, to cease operations in one or more cities, and/or to pay substantial damages or fines. In the event that we are required to take one or more such actions, our business, financial condition, results of operations, and prospects could be adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs, negative publicity, and diversion of resources and management attention.
Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, gross receipts, value added, or similar taxes and may successfully impose additional obligations on us, and any such assessments or obligations could adversely affect our business, financial condition, results of operations, and prospects.
The application of indirect taxes, such as sales and use tax, payroll tax, value-added tax, goods and services tax, business tax, and gross receipts tax, to businesses like ours is a complex and evolving issue. Many of the fundamental statutes and regulations in U.S. and non-U.S. jurisdictions, and subdivisions thereof, that impose these taxes were established before the adoption and growth of the Internet and e-commerce. Significant judgment is required on an ongoing basis to evaluate applicable tax obligations, and as a result, amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business.
In addition, local governments are increasingly looking for ways to increase revenue, which has resulted in discussions about tax reform and other legislative action to increase tax revenue, including through indirect taxes and fees. Such taxes and fees could adversely affect our business, financial condition, results of operations, and prospects.
In certain jurisdictions, we collect and remit indirect taxes. However, tax authorities may raise questions about, challenge, or disagree with our calculation, reporting, or collection of taxes and may require us to collect taxes in jurisdictions in which we do not currently do so or to remit additional taxes and interest, and could impose associated penalties. This could result in substantial tax liabilities, including taxes on past transactions, as well as penalties and interest, and could discourage riders from utilizing our offerings or could otherwise harm our business, financial condition, results of operations, and prospects. Although we have reserved for potential payments of possible past tax liabilities in our financial statements, if these liabilities exceed such reserves, our business, financial condition, results of operations, and prospects could be adversely affected.
Additionally, authorities in countries, states, localities, or other taxing jurisdictions may seek to impose additional reporting, record-keeping, or indirect tax collection obligations on businesses like ours. For example, taxing authorities in the United States and other countries have identified e-commerce platforms as a means to calculate, collect, and remit indirect taxes for transactions taking place over the Internet, and are considering related legislation. New legislation may require us to incur substantial costs in order to comply, including costs associated with tax calculation, collection, remittance, and audit requirements, which could make our offerings less attractive and could adversely affect our business, financial condition, results of operations, and prospects.
As a result of these and other factors, the ultimate amount of tax obligations owed may differ from the amounts recorded in our financial statements and any such difference may adversely impact our financial condition and results of operations in future periods in which we change our estimates of our tax obligations or in which the ultimate tax outcome is determined.
Failure to deal effectively with fraud could harm our business.
We have in the past incurred, and may in the future incur, losses from various types of fraud, including use of stolen or fraudulent credit card data, claims of unauthorized payments by riders, attempted payments by riders with insufficient funds, and other fraud committed by riders or third parties. Bad actors use increasingly sophisticated methods to engage in illegal activities, including those involving personal information, such as unauthorized use of another person’s identity, account information, or payment information, and unauthorized acquisition or use of credit or debit card details, bank account information, and mobile phone numbers and accounts. Under current card payment practices, we may be liable for rides facilitated on Lime with fraudulent credit card data, even if the associated financial institution approved the credit card transaction. Despite measures that we have taken to detect and reduce the occurrence of fraudulent or other malicious activity on Lime, we cannot guarantee that any of our measures will be effective or will scale efficiently with our business. Our inability to adequately detect or prevent fraudulent transactions could harm our reputation or brand, result in litigation or regulatory action and lead to expenses that could adversely affect our business, financial condition, results of operations, and prospects.
We have also incurred, and may in the future incur, losses from fraud, and other misuse of Lime by riders, such as vehicle theft or hijacking resulting in unpaid trips or vandalism. For example, we have experienced and could continue to experience lost revenue from actual and alleged unauthorized rides fulfilled and distance traveled. If we are unable to adequately anticipate and address such misuse either through increased controls or other means, our business, financial condition, results of operations, and prospects could be adversely affected.
Changes in laws or regulations relating to data privacy, data protection, or the protection or transfer of personal data, or any actual or perceived failure by us to comply with such laws and regulations or any other obligations relating to data privacy, data protection, or the protection or transfer of personal data, could adversely affect our business, financial condition, results of operations, and prospects.
We collect, receive, transmit, store, and otherwise process a large volume of personal information (such as names, trip and location data, e-mail addresses, telephone numbers, government-issued identification, device IP addresses, and payment information) and other data relating to our riders and logistics providers in order to operate our business. We also share rider data with cities, local authorities, and public transport operators if contractually required for us to operate in certain cities.
Numerous local, municipal, state, federal, and international laws and regulations address data privacy, data protection, and the collection, storing, sharing, use, disclosure, and protection of certain types of data, including the California Online Privacy Protection Act, the Personal Information Protection and Electronic Documents Act, Section 5(c) of the Federal Trade Commission Act, and the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, “CCPA”), and the EU General Data Protection Regulation (“EU GDPR”) and the U.K. Data Protection Act of 2018 (“UK GDPR”) (the EU GDPR and the UK GDPR together referred to as the “GDPR”). Data protection laws may be broadly construed, impose administrative burdens, permit private rights of action, and/or continually change and may be inconsistent from one jurisdiction to another. For example, the CCPA requires certain disclosures to California consumers and affords such consumers certain data rights and abilities to opt-out of certain sharing of personal information. The GDPR is wide-ranging in scope and imposes numerous obligations in relation to our collection and use of personal information, including a principle of accountability and the obligation to demonstrate compliance through policies, procedures, trainings and audits, as well as regulating cross-border transfers of personal data out of the European Economic Area (“EEA”). In relation to such cross-border transfers of personal data, we expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we may have to implement alternative data transfer mechanisms under the GDPR or take additional compliance and operational steps; or it could otherwise affect the manner in which we provide our offerings and could adversely affect our business, financial condition, results of operations, and prospects.
An increasing number of states in the United States, including states where we do business, have enacted legislation relating to data privacy and cybersecurity, and the U.S. federal government and other states are also contemplating federal and state data privacy legislation. These new and modified laws, including the CCPA, and other changes in laws or regulations relating to data privacy, data protection, and cybersecurity, particularly any new or modified laws or regulations that require enhanced protection of data or new obligations with regard to data retention, transfer, disclosure or other processing, could greatly increase the cost of operating our business, require significant changes to our operations and our data processing practices and policies, may require us to incur additional compliance-related costs and expenses, and may even prevent us from operating in jurisdictions in which we currently operate and in which we may operate in the future. Further, as we continue to expand into new geographies, we will become subject to additional data privacy-related laws and regulations.
Additionally, we have incurred, and expect to continue to incur, significant expenses in an effort to comply with data privacy, data protection, and cybersecurity standards imposed by law, regulation, or contractual obligations. In particular, with laws and regulations such as the GDPR and U.S. state data privacy laws imposing new and relatively burdensome obligations, and with substantial legal and regulatory uncertainty over the interpretation and application of the CCPA, the GDPR, and other laws and regulations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. As we consider continued expansion into additional cities and countries and as laws and regulations change, we expect to incur additional compliance costs related to data privacy, data protection, and cybersecurity standards and protocols imposed by laws, regulations, rules, standards, or contractual obligations related to such expansion and face additional risks that such expansion could be inconsistent with, or fail, or be alleged to fail to meet all requirements of such laws, regulations, or obligations.
Despite our efforts to comply with applicable laws, regulations, rules, standards, and other obligations relating to data privacy, data protection, and cybersecurity, these laws, regulations, rules and standards are in some cases relatively new and the interpretation and application of these laws, regulations, rules and standards are uncertain. As such, our practices or offerings could be, or could be perceived to be, inconsistent with, or fail or be alleged to fail to meet the requirements of, such laws, regulations, rules, standards or obligations. Data privacy regulators have from time to time asked us for information about our practices and it is possible that they could ask further questions, open a formal investigation or prevail in an action against us. Our failure, or the failure by our partners, to comply with applicable laws, regulations, rules, standards or other actual or asserted obligations relating to data privacy, data protection, or cybersecurity, or any compromise of cybersecurity that results in unauthorized access to, or unauthorized loss, unavailability, corruption, use, exfiltration, release, or other processing of information or other rider data, or the perception that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing riders from using Lime, or result in investigations or proceedings by governmental agencies, orders to cease or change our data processing activities, enforcement notices, assessment notices for a compulsory audit, criminal penalties and other substantial claims, penalties or fines, and private claims and litigation (including class actions), any of which could require us to fundamentally change our business activities, modify our platform or offerings, or otherwise adversely affect our business, financial condition, results of operations, and prospects. Because we are under the supervision of relevant data protection authorities in both the EEA and the UK, we may be fined under both the EU GDPR and UK GDPR for the same breach. Furthermore, we may also be required to disclose personal information pursuant to demands from individuals, regulators, government authorities, and law enforcement agencies in a variety of jurisdictions with conflicting laws and regulations. Such disclosure may result in adverse media coverage or noncompliance with a rule or regulation. Additionally, the perception of concerns relating to data privacy, data protection, or cybersecurity, whether or not valid, may harm our reputation and brand and adversely affect our business, financial condition, results of operations, and prospects.
Illegal, improper or otherwise inappropriate activity of riders, whether or not occurring while using our vehicles, could impact our ability to obtain or maintain permits, expose us to liability and harm our business, brand, financial condition, results of operations, and prospects.
From time to time, illegal, improper, or otherwise inappropriate activities by riders and guest riders in violation of our user agreement, including the activities of individuals who may have previously engaged with, but are not then receiving offerings offered through Lime, results in injuries to themselves or third parties and claims or litigation against us, and could adversely affect our brand, business, financial condition, results of operations, and prospects. For example, actions of our riders and guest riders, including assault, theft, reckless riding, riding under the influence, improper parking of vehicles, unauthorized use of credit cards, debit cards, or bank accounts, sharing of rider accounts, and other misconduct, could lead to violations of our permit requirements, and damage to our brand and reputation. Repeated inappropriate rider behavior could significantly impact relationships with cities, which could adversely impact our ability to continue operating in that city. For example, cities may limit the number of our vehicles that are allowed to operate, suspend our service offering, and/or revoke any permits or licenses. These inappropriate rider behaviors could also lead other riders, cities, and the general public to believe that our vehicles are not safe or are a nuisance, which would harm our reputation. Further, any negative publicity related to the foregoing, whether such incidents occurred with our vehicles or those of our competitors, could adversely affect public perception of the shared micromobility industry as a whole, which could adversely affect the demand for our vehicles, and potentially lead to increased regulatory or litigation exposure.
Any failure to comply with export controls and economic sanctions laws and regulations of the United States and applicable international jurisdictions could materially adversely affect our reputation, business, financial condition, results of operations, and prospects.
Our business must be conducted in compliance with applicable export controls and economic and trade sanctions laws and regulations, such as those administered and enforced by the U.S. Department of Treasury’s Office of Foreign Assets Control, the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council, and other relevant export controls and sanctions authorities in which we conduct business activities. Our global operations expose us to the risk of violating, or being accused of violating, export controls, and economic and trade sanctions laws and regulations. Our failure to comply with these laws and regulations may expose us to reputational harm as well as significant penalties, including criminal fines, imprisonment, civil fines, disgorgement of profits, injunctions, and debarment from government contracts, as well as other remedial measures. Investigations of alleged violations can be expensive and disruptive regardless of outcome. Despite our compliance efforts and activities we cannot assure compliance by our employees or operational workforce for which we may be held responsible, and any such violation could materially adversely affect our reputation, business, financial condition, results of operations, and prospects.
We are subject to anti-corruption, anti-bribery, anti-money laundering, and similar laws, and non-compliance with such laws can subject us to criminal or civil liability and harm our business, financial condition, results of operations, and prospects.
We are subject to the U.S. Foreign Corrupt Practices Act, U.S. domestic bribery laws, and other anti-corruption and anti-money laundering laws in the countries in which we conduct business activities (e.g., the UK Bribery Act), which include some countries known to experience high levels of corruption. Anti-corruption and anti-bribery laws are interpreted broadly to generally prohibit companies, their employees, and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. Our current and future business operations involve regular engagement with business partners, third-party intermediaries, officials, and employees of government agencies or state-owned or affiliated entities to market our offerings and to obtain necessary permits, licenses, and other regulatory approvals. We can potentially be investigated and/or held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. Despite our compliance efforts and activities, we cannot assure you that all of our employees and agents will not take actions in violation of anti-corruption laws, for which we may be ultimately held responsible, or that our compliance program will be capable of timely detecting and/or avoiding such actions, if at all. As we expand our business and increase our international business, our risks under these laws may increase.

Detecting, investigating, and resolving actual or alleged violations of anti-corruption laws can require a significant diversion of time, resources, and attention from senior management. In addition, noncompliance with anti-corruption, anti-bribery, or anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, enforcement actions, fines, damages, other civil or criminal penalties or injunctions, suspension or debarment from contracting with certain persons, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, regardless of whether we prevail in any subsequent civil or criminal proceeding, our business, financial condition, results of operations, and prospects could be adversely affected. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees regardless of outcome.
General Risk Factors
We may require additional capital, which may not be available on terms acceptable to us or at all.
The growth of our business and our fleets are capital and operations intensive. Historically, we have funded our capital-intensive operations and capital expenditures primarily through equity, equity-linked and debt issuances and cash generated from our operations. To support our growing business, we must have sufficient capital to continue to make significant investments in our offerings. If we raise additional funds through the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences, or privileges senior to those of our common stock, and our existing stockholders may experience dilution. Any debt financing secured by us, and any financing secured in the future could, involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.
We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance, and the condition of the capital markets at the time we seek financing. Additionally, uncertain and volatile macroeconomic conditions, including economic instability or uncertainty, and other events, such as slowing growth in the worldwide economy, inflation, and high interest rates, as well as the instability and volatility in the banking and financial services sector, and the war in Ukraine and in the Middle East, have adversely affected the financing markets, and may impact our access to capital, and make additional capital more difficult or available only on terms less favorable to us. We cannot be certain that additional financing will be available to us on favorable terms, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business, financial condition, results of operations, and prospects could be adversely affected.
We have access to a significant amount of borrowing capacity under our revolving credit facility and may in the future incur additional indebtedness. Any payment obligations under such indebtedness may limit the funds available to us, and the terms of our current or future debt agreements contain or will contain restrictive covenants that may limit our operating flexibility.
As of June 30, 2026, the total principal amount of our outstanding indebtedness was $115.0 million related to our Senior Secured Term Loan, which we repaid in full on July 2, 2026. On July 2, 2026, in connection with our initial public offering, we entered into a $200.0 million syndicated senior secured revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders (the “Revolving Credit Facility”). We are permitted to draw upon our Revolving Credit Facility at any time, subject to customary terms and conditions. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional debt, secure existing or future debt, or refinance our debt.
We will be required to use a portion of our future cash flows from operations to pay interest and principal on our remaining and future indebtedness. Such payments will reduce the funds available to use for working capital, capital expenditures, and other corporate purposes, and limit our ability to obtain additional financing for working capital, capital expenditures, expansions plans, and other investments, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, and prevent us from taking advantage of business opportunities as they arise.

In addition, the Revolving Credit Facility contains, and future debt agreements may contain, restrictive covenants, that, among other things, limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, incur additional indebtedness and liens, make investments, pay dividends or distributions and repay junior indebtedness and enter into new businesses. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lenders under the Revolving Credit Facility or future debt agreements, which may limit our operating flexibility. Any inability to comply with the terms of the Revolving Credit Facility or any future debt agreement, including failing to make scheduled payments or to meet the financial covenants, would adversely affect our business, financial condition, results of operations, and prospects. For example, a breach of any of the covenants in the Revolving Credit Facility could result in an event of default, which could trigger acceleration of our indebtedness and may result in the acceleration of or default under other debt we may incur in the future, which could have a material adverse effect on our business, financial condition, results of operations, and prospects. In the event of such event of default under the Revolving Credit Facility, the administrative agent or the applicable lenders could elect to terminate their commitments and declare all outstanding loans, together with accrued and unpaid interest and any fees and other obligations, to be due and payable, and/or exercise their rights and remedies under the loan documents governing the Revolving Credit Facility or any applicable law. Our obligations under the Revolving Credit Facility are secured by liens on substantially all of our assets and any material domestic subsidiaries formed or acquired in the future may be required to guarantee our obligations under the Revolving Credit Facility.
Our metrics and estimates, including our key metrics, are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may harm our reputation and adversely affect our business, financial condition, results of operations, and prospects.
We regularly review and may adjust our processes for calculating our metrics used to evaluate our growth, measure our performance, and make strategic decisions. For instance, we currently aggregate and analyze rider metrics based on geographic boundaries and designations that do not align with the municipal or district boundaries according to which permits are issued. These metrics are calculated using internal company data and have not been evaluated by a third party. For example, although our rider metrics treat London as a single city, our operations in London require obtaining and complying with several different permits within that market. Our metrics may differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology or the assumptions on which we rely, and from time to time we have made adjustments to our processes for calculating our metrics in order to enhance accuracy, reflect newly available information, address errors in our models, or other reasons, and we may make material adjustments in the future, which may result in changes to our metrics. The estimates and forecasts we disclose relating to the size and expected growth of our market opportunity may prove to be inaccurate. Even if the markets in which we compete meet the size estimates and growth we have forecasted, our business could fail to grow at similar rates, if at all. Further, as our business develops, we may introduce, revise, or cease reporting certain metrics if we change how we manage our business such that new metrics are appropriate, if we determine that revisions are required to accurately or appropriately measure our performance, or if one or more metrics no longer represents an effective way to evaluate our business. If investors or analysts do not consider our metrics to be accurate representations of our business or compare our metrics to third-party estimates or similarly titled metrics of our competitors or others in our industry that are not calculated on the same basis, or if we discover material inaccuracies in our metrics, then the trading price of our common stock and our business, financial condition, results of operations, and prospects could be adversely affected.
If we are unable to make acquisitions and investments, or successfully integrate them into our business, or if we enter into strategic transactions that do not achieve our objectives, our business, financial condition, results of operations, and prospects could be adversely affected.
As part of our business strategy, we will continue to consider a wide array of potential strategic transactions, including acquisitions of businesses, new technologies, offerings, and other assets and strategic investments that complement our business, as well as partnerships and other transactions. We have previously acquired and invested in, and we continue to seek to acquire and invest in businesses, technologies, or other assets that we believe could complement or expand our business, including acquisitions of new lines of business, new geographies, and other opportunities that operate in relatively nascent industries. We also may explore investments in new technologies, which we may develop or other parties may develop. The identification, evaluation, and negotiation of potential acquisition or strategic investment transactions may divert the attention of management and entail various expenses, whether or not such transactions are ultimately completed. There can be no assurance that we will be successful in identifying, negotiating, and consummating favorable transaction opportunities. Additionally, if we are unable to obtain regulatory approval of any acquisitions, we may not ultimately consummate such acquisitions, may be required to pay termination fees or may consummate them only in jurisdictions where antitrust approval is obtained. Further, in order to obtain regulatory approval of acquisitions, we may be required to divest all or part of our or the target company’s operations or agree to other remedies.
These transactions involve numerous risks, any of which could harm our business and adversely affect our financial condition, results of operations, and prospects, including:
•intense competition for suitable acquisition targets, which could increase prices and adversely affect our ability to consummate deals on favorable or acceptable terms;
•failure or material delay in closing a transaction;
•transaction-related litigation or claims;
•difficulties in integrating the technologies, operations, existing contracts, and personnel of an acquired company;
•difficulties in retaining key employees or business partners of an acquired company;
•diversion of financial and management resources from existing operations or alternative acquisition opportunities;
•failure to realize the anticipated benefits or synergies of a transaction;
•failure to identify the problems, liabilities, or other shortcomings or challenges of an acquired company or technology, including issues related to intellectual property, regulatory compliance practices, litigation, revenue recognition, or other accounting practices, or employee or rider issues;
•risks that regulatory bodies may enact new laws or promulgate new regulations that are adverse to an acquired company or business;
•theft of our trade secrets or confidential information that we share with potential acquisition candidates;
•risk that an acquired company or investment in new offerings cannibalizes a portion of our existing business; and
•adverse market reaction to an acquisition.
If we fail to address the foregoing risks or other problems encountered in connection with past or future acquisitions of businesses, new technologies, offerings, and other assets, strategic investments, or other transactions, or if we fail to successfully integrate such acquisitions or investments, or if we are unable to successfully complete other transactions or such transactions do not meet our strategic objectives, our business, financial condition, results of operations, and prospects could be adversely affected.
Changes in U.S. and foreign tax laws could adversely affect our business, financial condition, results of operations, and prospects.
We are subject to tax laws, regulations, and policies of the U.S. federal, state, and local governments and of taxing authorities in foreign jurisdictions. As various levels of governments and international organizations become increasingly focused on tax reform, changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. Further, the Organisation for Economic Co-operation and Development released “Pillar Two” model rules defining a 15% global minimum tax for large multinational companies. While the current U.S. administration has signaled push-back against this initiative, the Pillar Two framework has been implemented in the tax laws of many other jurisdictions. Any of these or other developments or changes in tax laws or rulings in jurisdictions in which we operate could adversely affect our effective tax rate, business, financial condition, results of operations, and prospects.

If we fail to maintain an effective system of disclosure controls or internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the listing standards of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting, including to remediate a material weakness identified in connection with the preparation of our financial statements for the years ended December 31, 2023, 2024, and 2025. We have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.
Our current controls and any new controls that we develop may become inadequate because of changes in the conditions in our business, including increased complexity resulting from any management of a large and distributed fleet and other physical assets, the high volume of transactions processed by our platform, international expansion, flexible work arrangements, new offerings, or strategic transactions, including acquisitions. Further, additional weaknesses or deficiencies in our disclosure controls or our internal control over financial reporting may be discovered in the future. Our disclosure controls and procedures or our internal control over financial reporting are not expected to prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause errors in our report and cause investors to lose confidence in our reported financial and other information, which would likely adversely affect the market price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our annual report on Form 10-K for the year ended December 31, 2027.
As an emerging growth company, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business, financial condition, results of operations, and prospects and could cause a decline in the market price of our common stock.
Our business, financial condition, results of operations, and prospects may be adversely affected by changes in accounting principles.
The accounting for our business is subject to change based on the evolution of our business model, interpretations of relevant accounting principles, enforcement of existing or new regulations, and changes in policies, rules, regulations, and interpretations of accounting and financial reporting requirements of the SEC or other regulatory agencies. Adoption of a change in accounting principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions completed before the adoption of such change. It is difficult to predict the impact of future changes to accounting principles and accounting policies over financial reporting, any of which could adversely affect our business, financial condition, results of operations, and prospects, and could require significant investment in systems and personnel.
Our ability to use our U.S. net operating loss carryforwards and certain other tax attributes may be limited.
Under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Limitations may also apply under state tax laws. Our ability to use NOLs to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future, including as a result of our initial public offering. Additionally, in June 2024, California enacted legislation that limits the use of state NOLs for tax years beginning on or after January 1, 2024, and before January 1, 2027. As a result of this legislation or other unforeseen reasons, we may not be able to utilize some or all of our NOLs even if we attain profitability. In addition, it is possible that we will not generate taxable income in time to use NOLs before their expiration, or at all.
The Tax Cuts and Jobs Act of 2017 (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), among other things, limited the use of NOLs arising in tax years beginning after December 31, 2017 to 80% of taxable income for tax years beginning after December 31, 2020. However, such NOLs may be carried forward indefinitely. Not all states conform to the Tax Act or CARES Act.
We currently recognize net deferred tax assets related to our NOLs and certain other tax attributes, and may recognize additional deferred tax assets in the future. As a result, any changes to any of the aforementioned limitations could require us to record a valuation allowance against these assets, resulting in significant additional tax expense.
Operating as a public company requires us to incur substantial costs and requires substantial management attention. In addition, certain members of our management team have limited experience managing a public company.
As a public company, we incur substantial legal, accounting, and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform, and Consumer Protection Act, the rules and regulations of the SEC and the listing standards of Nasdaq. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business, financial condition, results of operations, and prospects. Compliance with these rules and regulations will continue to increase our legal and financial compliance costs, and continue to increase demand on our systems, particularly after we are no longer an emerging growth company. In addition, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management, and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in this Quarterly Report on Form 10-Q and in other filings required of a public company, our business and financial condition is and will continue to be more visible, which may result in threatened or actual litigation, including by competitors. Furthermore, if any issues in complying with those requirements are identified, we may incur additional costs rectifying those or new issues, and the existence of these issues could adversely affect our reputation or investor perceptions of it.
Certain members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our continued transition to operating a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will continue to require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, results of operations, and prospects.

We are exposed to fluctuations in currency exchange rates.
We conduct a majority of our business in currencies other than the U.S. dollar but report our financial results in U.S. dollars. As a result, we face exposure to fluctuations in currency exchange rates. Fluctuations in foreign currency exchange rates against the U.S. dollar impact our revenue (exclusive of depreciation and amortization), operating expenses, other income and expenses, assets and liabilities, and overall margins. Such fluctuations impact our cost in U.S. dollars of providing our offerings as well as our revenues in U.S. dollars generated by our international business. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. The current or continued strength in the value of the U.S. dollar adversely impacts the U.S. dollar value of the revenue we receive and expect to receive from other non-U.S. markets. A decrease in the value of the U.S. dollar often increases the cost of labor and services in, or originating from, non-U.S. markets. Beginning in April 2026, we entered into certain foreign currency derivative contracts intended to partially mitigate the foreign exchange risk associated with assets and liabilities denominated in currencies other than our functional currency. These arrangements may not perform as intended or may not fully offset the impacts of the currency exchange rate fluctuations or foreign exchange risks, any of which could adversely affect our business, financial condition, results of operations, and prospects.
We are subject to various existing and future environmental and health and safety laws and regulations that could result in increased compliance costs or additional operating costs and restrictions. Failure to comply with such laws and regulations may result in substantial fines or other limitations that could adversely impact our financial results or operations.
We and our operations, as well as our partners or vendors, are subject to various domestic and international environmental and health and safety laws and regulations, including laws related to the generation, storage, transportation, and disposal of hazardous substances and wastes as well as electronic wastes and hardware, whether hazardous or not. We must also comply with federal, state, local, and foreign environmental and health and safety laws and regulations including those that address materials, recycling/second-use, waste handling, and end-of-life processing for vehicles, batteries, and other parts and maintenance consumables. We or others in our supply chain may be required to obtain permits and comply with procedures that impose various restrictions on operations that could adversely affect our business, financial condition, results of operations, and prospects. If key permits and approvals cannot be obtained on acceptable terms, or if other operational requirements cannot be met in a manner satisfactory for our operations or on a timeline that meets our commercial obligations, it may adversely affect our business, financial condition, results of operations, and prospects.
Environmental and health and safety laws and regulations can be complex and may be subject to change, such as through new regulations enacted at the supranational, national, sub-national, and/or local level or new or modified regulations that may be implemented under existing law. The nature and extent of any changes in these laws, rules, regulations, and permits may be unpredictable and may materially affect our business. Future legislation and regulations or changes in existing legislation and regulations, or interpretations thereof, including those relating to electronic waste, could cause additional expenditures, restrictions, and delays in connection with our operations as well as other future plans, the extent of which cannot be predicted.
Further, we rely on third parties to ensure compliance with certain environmental laws, including those related to the disposal of wastes, such as electronic wastes, to include end-of-life disposal or recycling. Any failure to properly handle or dispose of wastes, regardless of whether such failure is ours or that of our operational workforce, may result in liability under environmental laws, including, but not limited to the Comprehensive Environmental Response, Compensation and Liability Act, under which liability may be imposed without regard to fault or degree of contribution for the investigation and clean-up of contaminated sites, as well as impacts to human health and damages to natural resources. The costs of liability with respect to contamination could adversely affect our business, financial condition, results of operations, and prospects. Additionally, we may not be able to secure contracts with third parties and contractors to continue their key supply chain and disposal services for our business, which may result in increased costs for compliance with environmental laws and regulations.

Evolving focus on sustainability and environmental, social, and governance issues by riders, regulators, media, employees, and other stakeholders may impose additional risks and costs on our business.
Sustainability matters are core to our company and are an area of growing and evolving focus among our stakeholders, including cities, riders, employees, regulators, media, and the general public in the United States and abroad. We may face heightened expectations regarding sustainability matters such as the environment, social responsibility, and human rights. We engage in various initiatives to serve our stakeholders in these and other areas, but such initiatives can be costly and may not have the desired effect. For example, many sustainability initiatives, including metrics and targets, are based on methodologies, standards, and data that are still evolving or are subject to variable interpretation. In addition, we have in the past and may in the future announce our goals for certain sustainability matters. If we fail to achieve such goals, whether due to factors within or beyond our control, our reputation could be adversely affected.
Moreover, both advocates and opponents of various sustainability issues are increasingly resorting to activism, including media campaigns and litigation, to advocate for their positions. Responding to such issues would involve inherent costs, and any failure to successfully navigate stakeholder expectations could adversely affect our business, financial condition, results of operations, and prospects.
The regulatory landscape for sustainability matters is also fragmented and rapidly evolving. We may face risks related to compliance and reporting obligations, which vary by jurisdiction, under this evolving regulatory landscape. For example, we may be or become subject to regulations which impose requirements on companies to disclose detailed information regarding their climate-related financial risks, greenhouse gas emissions, and use of carbon offsets. Compliance may involve significant expenses and resources, with risks of errors in implementing necessary changes. Our suppliers and other stakeholders may be subject to similar risks, which may exacerbate, or create additional, risks related to such matters.
Risks Related to Ownership of Our Common Stock
The market price of our common stock may be volatile and may decline regardless of our financial and operating performance, and you may lose all or part of your investments.
The market price of our common stock may fluctuate significantly in response to numerous factors, including:
•adverse developments with respect to our offerings in the cities in which we operate, including the loss of permits to operate;
•overall performance of the equity markets and/or publicly listed technology companies;
•actual or anticipated fluctuations in our financial and operating metrics;
•an adverse development in our strategic partnership with Uber, or the anticipation of such event;
•changes in the financial projections we provide to the public or our failure to meet these projections;
•failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet the estimates or the expectations of investors or analysts;
•the economy as a whole and market conditions in our industry;
•rumors and market speculation involving us or other companies in our industry;
•announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•litigation threatened or filed against us;
•the extent to which retail and other individual investors (as distinguished from institutional investors) invest in common stock, which may result in increased volatility;

•recruitment or departure of key personnel;
•changes in the regulatory environment impacting cities in which we operate;
•other events or factors, including those resulting from war, incidents of terrorism, or responses to these events; and
•anticipated sales of our common stock, including upon the expiration of contractual lock-up or market standoff agreements.
In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many technology companies’ stock prices. Often, their stock prices have fluctuated in ways unrelated or disproportionate to the companies’ operating performance. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs and be expensive and time-consuming. We cannot guarantee that we would be successful in any such litigation, and an adverse determination could result in a substantial damage award, or we may choose to settle the litigation for a significant amount. It could also divert resources and the attention of management from our business, harming our business. Moreover, because of these fluctuations, comparing our results of operations on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our financial performance or results of operations fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the market price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated financial forecasts that we may provide.
Sales of our common stock in the public market could cause the market price of our common stock to decline.
Sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, executive officers, or principal stockholders, or the perception that these sales might occur, could cause the market price of our common stock to decline and could impair our ability to raise capital through the sale of additional equity securities.
Substantially all of our securities outstanding prior to the completion of our initial public offering are restricted from resale as a result of lock-up and market standoff agreements, subject to certain exceptions. These securities will become available to be sold 160 days after the date of our initial public offering. Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC, on behalf of the underwriters in our initial public offering, may, in their sole discretion, permit our security holders to sell shares prior to the expiration of the restrictive provisions contained in the lock-up agreements or market standoff agreements. Sales of a substantial number of such shares upon expiration of the lock-up and market standoff agreements, the perception that such sales may occur, or early release of these agreements could cause the market price of our common stock to fall or make it more difficult for an investor to sell our common stock at a time and price that an investor deems appropriate. Shares held by directors, executive officers and other affiliates will also be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”).
In addition, as of June 30, 2026, we had options outstanding that, if fully exercised, would result in the issuance of 6,218,047 shares of our common stock, common stock warrants outstanding that, if fully exercised, would result in the issuance of 234,927 shares of our common stock, and preferred stock warrants that, if fully exercised, would result in the issuance of 11,674 shares of our common stock, as well as RSUs outstanding that, if fully vested and settled, would result in the issuance of 3,012,471 shares of our common stock. Eligible shares of our common stock issuable upon the exercise of outstanding stock options and RSUs granted under the equity incentive plans, and the shares that will be issuable pursuant to future awards granted under our equity incentive plans, are registered on Form S-8 under the Securities Act. These shares can be freely sold in the public market upon issuance, subject to existing lock-up and market standoff agreements, applicable vesting requirements, and compliance by affiliates with Rule 144.
In addition, the lock-up agreements and market standoff provisions discussed above permit sell-to-cover transactions to cover tax withholding and remittance obligations in connection with the vesting and/or settlement of RSUs during the lock-up period. If we decide to permit sell-to-cover transactions rather than net settle shares underlying these RSUs, up to approximately 0.1 million shares of our common stock underlying RSUs will be eligible for sale in the open market during the lock-up period in connection with such sell-to-cover transactions (assuming a 45% tax withholding rate).
Certain holders of shares of our common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of shares of our common stock or to include such shares in registration statements that we may file for us or other stockholders. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the market price of our common stock to decline or be volatile.
We identified a material weakness in our internal control over financial reporting and, if not timely remediated, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence and the price of our common stock.
In connection with the preparation and audit of our consolidated financial statements for the years ended December 31, 2023, 2024, and 2025, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The material weakness identified resulted from not maintaining sufficient accounting and finance personnel commensurate with our structure and financial reporting requirements. Specifically, we lacked resources with (i) an appropriate level of accounting knowledge and experience to effectively communicate, analyze, record, and disclose accounting matters timely and accurately and (ii) an appropriate level of knowledge and experience to establish effective processes and controls.
To address our material weakness, we are continuing to hire accounting and finance personnel with an appropriate level of technical knowledge and expertise and have engaged with third-party consulting firms to assist with technical accounting matters, formalization of accounting policies and internal controls and financial reporting activities.
We will not be able to fully remediate this material weakness until these steps have been completed and have been operating effectively for a sufficient period of time. We and our independent registered public accounting firm were not required to perform an evaluation of our internal control over financial reporting for the years ending December 31, 2023, 2024, and 2025 in accordance with the provisions of the Sarbanes-Oxley Act of 2002. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act. If we are unable to successfully remediate the existing material weakness in our internal control over financial reporting, the accuracy and timing of our financial reporting, and our stock price, may be adversely affected and we may be unable to maintain compliance with Nasdaq listing requirements.
Future securities issuances could result in significant dilution to our stockholders and impair the market price of our common stock.
Future issuances of shares of our common stock, or the perception that these sales may occur, could depress the market price of our common stock and result in dilution to existing holders of our common stock. Also, to the extent outstanding options or warrants to purchase shares of our common stock are exercised or options, RSUs or other stock-based awards are issued or become vested, there will be further dilution. The amount of dilution could be substantial depending upon the size of the issuances or exercises. Furthermore, we may issue additional equity securities that could have rights senior to those of our common stock. As a result, holders of our common stock bear the risk that future issuances of debt or equity securities may reduce the value of our common stock and further dilute their ownership interest.
We currently have no plans to pay dividends on our common stock.
We have never declared or paid any cash dividends on shares of our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends in the foreseeable future. In addition, our ability to pay dividends on our capital stock is limited by the terms of the Revolving Credit Facility, and may be further restricted by the terms of any future debt or preferred securities. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on many factors, including our financial condition, results of operations, earnings, capital requirements, business expansion opportunities, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends, and other considerations that our board of directors deem relevant.
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our common stock is influenced by the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts or the content and opinions included in their reports. As a newly public company, we may be slow to attract research coverage, and the analysts who publish information about our common stock have had relatively little experience with our company, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. In the event we obtain industry or financial analyst coverage, if any of the analysts who cover us issues an inaccurate or unfavorable opinion regarding our stock price, our stock price may decline. In addition, the stock prices of many companies in the technology industry have declined significantly after those companies have failed to meet, or exceed, the financial guidance publicly announced by the companies or the expectations of analysts. If our results of operations fail to meet, or exceed, our announced guidance or the expectations of analysts or public investors, analysts could downgrade our common stock or publish unfavorable research about us, and the price of our common stock would likely decline as a result of such failure to meet our guidance or analyst expectations. If one or more of these analysts cease coverage of our common stock or fail to publish reports on us regularly, our visibility in the financial markets could decrease, which in turn could cause our stock price or trading volume to decline.
For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.
We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our financial statements may not be comparable to the financial statements of companies who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.
We will remain an emerging growth company until the first to occur of: (1) the last day of the year following the fifth anniversary of our initial public offering; (2) the last day of the first year in which our annual gross revenue is $1.235 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1.0 billion in non-convertible debt securities; and (4) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates.
We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. For example, if we do not adopt a new or revised accounting standard, our future results of operations may not be as comparable to the results of operations of certain other companies in our industry that adopted such standards. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.
Our amended and restated certificate of incorporation and amended and restated bylaws contain, and Delaware law contains, provisions which could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors. These provisions provide for the following:
•a classified board of directors with staggered three-year terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•the exclusive right of our board of directors to establish the size of the board of directors and to appoint a director to fill a vacancy, however occurring, including by expanding the board of directors;
•the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including voting or other rights or preferences, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;
•the ability of our board of directors to alter our amended and restated bylaws without obtaining stockholder approval;
•supermajority voting requirement to amend certain provisions in our amended and restated certificate of incorporation and amended and restated bylaws;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•the requirement that a special meeting of stockholders may be called only by or at the direction of the board of directors, the chair of the board of directors, our chief executive officer or president, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us; and
•the limitation of liability of, and provision of indemnification to, our directors and officers.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.
As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the General Corporation Law of the State of Delaware (the “Delaware General Corporation Law”), which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock.
Any provision of our amended and restated certificate of incorporation, amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.
Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.
Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.

In addition, as permitted by Section 145 of the Delaware General Corporation Law, our amended and restated bylaws and our indemnification agreements that we have entered with our directors and officers provide that:
•we will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;
•we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;
•we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers will undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;
•the rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees, and agents and to obtain insurance to indemnify such persons; and
•we may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees, and agents.
While we maintain a directors’ and officers’ insurance policy, such insurance may not be adequate to cover all liabilities that we may incur, which may reduce our available funds to satisfy third-party claims and may harm our business and financial position.
Our amended and restated certificate of incorporation and amended and restated bylaws provide for an exclusive forum in the Court of Chancery of the State of Delaware for certain disputes between us and our stockholders, and that the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act.
Our amended and restated certificate of incorporation and amended and restated bylaws provide that: (i) unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for: (A) any derivative action or proceeding brought on behalf of the company, (B) any action asserting a claim for or based on a breach of a fiduciary duty owed by any of our current or former director, officer, other employee, agent or stockholder to the company or our stockholders, including without limitation a claim alleging the aiding and abetting of such a breach of fiduciary duty, (C) any action asserting a claim against the company or any of our current or former director, officer, employee, agent, or stockholder arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware, or (D) any action asserting a claim related to or involving the company that is governed by the internal affairs doctrine; (ii) unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, and the rules and regulations promulgated thereunder; (iii) any person or entity purchasing or otherwise acquiring or holding any interest in shares of capital stock of the company will be deemed to have notice of and consented to these provisions; and (iv) failure to enforce the foregoing provisions would cause us irreparable harm, and we will be entitled to equitable relief, including injunctive relief and specific performance, to enforce the foregoing provisions. Nothing in amended and restated certificate of incorporation or amended and restated bylaws precludes stockholders that assert claims under the Exchange Act, from bringing such claims in federal court to the extent that the Exchange Act confers exclusive federal jurisdiction over such claims, subject to applicable law.
The choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our current or former directors, officers, other employees, agents, or stockholders, which may discourage such claims against us or any of our current or former directors, officers, other employees, agents, or stockholders and result in increased costs for investors to bring a claim.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
From April 1, 2026 to June 30, 2026 we issued and sold to our employees, consultants and other service providers an aggregate of 127,529 shares of our common stock upon the exercise of stock options under our 2017 Stock Incentive Plan, at exercise prices ranging from $5.24 to $13.91 per share, for a weighted-average exercise price of $7.87.
In May 2026, we issued to a certain accredited investor 27,131 shares of our common stock pursuant to an exercise of a warrant at an exercise price of $6.72 per share.
Use of Proceeds
On July 2, 2026, we closed our IPO, in which we sold 6,956,522 shares of our common stock at a price of $25.00 per share. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-295679), which was declared effective by the SEC on June 30, 2026. We raised approximately $141.7 million in net proceeds after deducting underwriting discounts and commissions of $11.7 million and offering expenses of $13.6 million. We used the net proceeds we received from our IPO to repay all $115.0 million of the outstanding indebtedness under our senior secured term loan. We intend to use the remaining net proceeds from this offering for general corporate purposes, including working capital, operating expenses and capital expenditures. We may also use a portion of the remaining net proceeds to in-license, acquire or invest in complementary technologies, assets or intellectual property. The representatives of the underwriters of our IPO were Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries, to non-employee directors pursuant to our director compensation policy, and to Uber in connection with our license and integration agreement, as described in Note 13 – Related Party Transactions to our unaudited condensed consolidated financial statements. There has been no material change in the planned use of proceeds from the IPO as described in the Final Prospectus.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the quarter ended June 30, 2026, none of our directors or “officers” (as defined in 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each such terms are defined under Rule 408 of Regulation S-K.

Item 6. Exhibits.
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein.
EXHIBIT INDEX

Exhibit Number	Description	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-43374) filed on July 6, 2026).	July 6, 2026
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-43374) filed on July 6, 2026).	July 6, 2026
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1/A (File No. 333-295679) filed on June 22, 2026).	June 22, 2026
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
_______________
*The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUTRON HOLDINGS, INC.

Date: August 11, 2026	By:	/s/ Wayne Ting
Wayne Ting Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2026	By:	/s/ Ann Gugino
Ann Gugino Chief Financial Officer (Principal Financial Officer)