Form 10-Q
period 2026-09-30
Neutron Holdings, Inc.
filed 2026-11-12
CIK 1699963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Yes ☒   No ☐
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
Yes ☐   No ☒
The number of shares of the registrant’s common stock outstanding as of October 31, 2026 was 65,339,948.

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
•our emissions targets, timelines and goals around sustainability, as well as our ability to meet such targets or aspirations, and their potential impact on our reputation;
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
•the impact of geopolitical changes or tensions, political conflicts and other global financial, economic, and political events and wars, and global pandemics or health crises on our industry, business, financial condition, results of operations and prospects; and
•other risks and uncertainties described in this Quarterly Report on Form 10-Q, including those under the section titled “Risk Factors” and in our other filings with the Securities and Exchange Commission (the “SEC”).
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

WHERE YOU CAN FIND ADDITIONAL INFORMATION
We intend to announce material information to the public through filings with the SEC, the investor relations page on our website, which is located at investors.li.me, press releases, public conference calls, and public webcasts. The information disclosed through the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels.
The information we post through these channels is not a part of this Quarterly Report on Form 10-Q. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.

Part I - Financial Information
Item 1. Financial Statements.

NEUTRON HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$417,746	$339,825
Short-term restricted cash	29,752	69,470
Accounts receivable, net	18,156	8,145
Deposits	2,175	225
Prepaid expenses and other current assets	106,711	69,175
Total current assets	574,540	486,840
Property and equipment, net	311,855	254,517
Long-term restricted cash	5,685	6,006
Operating lease right-of-use assets	39,472	29,952
Deferred tax assets	293,054	8,623
Other long-term assets	36,874	8,349
Total assets	$1,261,480	$794,287
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$5,614	$8,211
Accrued liabilities	90,728	82,061
Accrued compensation	20,348	21,245
Accrued taxes	48,957	25,559
Operating lease liabilities, current	12,443	10,783
Contract liabilities	5,426	6,301
Term loan, current	—	113,866
2021 Notes, current	—	660,324
Total current liabilities	183,516	928,350
2020 Notes	—	207,885
Operating lease liabilities, non-current	29,230	20,033
Other long-term liabilities	60,404	45,372
Total liabilities	273,150	1,201,640
Convertible preferred stock, $0.0001 par value, 200,000,000 shares authorized, 0 and 6,916,489 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	114,027
Stockholders’ equity (deficit)
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 65,322,523 and 10,847,267 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	7	1
Additional paid-in capital	1,449,435	233,705
Accumulated other comprehensive income (loss)	6,262	(9,910)
Accumulated deficit	(467,374)	(745,176)
Total stockholders’ equity (deficit)	988,330	(521,380)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$1,261,480	$794,287
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEUTRON HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$360,628	$301,571	$835,002	$676,654
Cost of revenue	199,676	158,954	500,408	396,054
Gross profit	160,952	142,617	334,594	280,600
Operating expenses:
Selling, general and administrative	59,228	46,575	171,493	122,410
Operations and support	15,539	13,511	46,668	38,956
Research and development	21,662	13,628	68,132	40,211
Total operating expenses	96,429	73,714	286,293	201,577
Operating profit	64,523	68,903	48,301	79,023
Interest expense	(656)	(5,187)	(9,776)	(15,465)
Other income (expense), net	4,278	(31,160)	(32,864)	(60,772)
Income before income taxes	68,145	32,556	5,661	2,786
Provision for (benefit from) income taxes	24,436	1,656	(272,141)	7,345
Net income (loss)	$43,709	$30,900	$277,802	$(4,559)
Less: Income allocated to participating securities	$(49)	$—	$(235)	$—
Net income (loss) attributable to common stockholders, basic	$43,660	$30,900	$277,567	$(4,559)
Net income (loss) per share attributable to common stockholders
Basic	$0.67	$3.17	$9.62	$(0.48)
Diluted	$0.63	$1.01	$5.52	$(0.48)
Weighted-average number of shares outstanding used to compute net income (loss) per share attributable to common stockholders, basic and diluted
Basic	64,794,810	9,746,923	28,863,399	9,574,524
Diluted	69,846,516	32,204,791	55,432,699	9,574,524
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEUTRON HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$43,709	$30,900	$277,802	$(4,559)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(4,263)	689	(6,085)	2,587
Change in fair value of instrument-specific credit risk	—	(10,724)	2,389	5,001
Cumulative loss of instrument-specific credit risk related to settlement of the 2021 Notes	—	—	19,868	—
Total other comprehensive (loss) income	(4,263)	(10,035)	16,172	7,588
Comprehensive income	$39,446	$20,865	$293,974	$3,029
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEUTRON HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	6,916,489	$114,027	10,847,267	$1	$233,705	$(9,910)	$(745,176)	$(521,380)
Net loss	—	—	—	—	—	—	(61,286)	(61,286)
Issuance of common stock for options exercised	—	—	210,729	—	3,061	—	—	3,061
Issuance of common stock for warrants exercised	—	—	31,008	—	208	—	—	208
Issuance of common stock for settlement of RSUs, net of shares withheld for taxes	—	—	11,362	—	(161)	—	—	(161)
Settlement of promissory notes issued in exchange for the early exercise of stock options (see Note 1)	—	—	(410,593)	—	9,072	—	—	9,072
Stock-based compensation	—	—	—	—	2,784	—	—	2,784
Other comprehensive income	—	—	—	—	—	1,989	—	1,989
Balance as of March 31, 2026	6,916,489	$114,027	10,689,773	$1	$248,669	$(7,921)	$(806,462)	$(565,713)
Net income	—	—	—	—	—	—	295,379	295,379
Issuance of common stock for options exercised	—	—	127,529	—	928	—	—	928
Conversion of 2020 Notes to common stock	—	—	12,648,586	1	211,422	—	—	211,423
Conversion of 2021 Notes to common stock	—	—	27,326,950	3	683,171	—	—	683,174
Issuance of common stock for warrants exercised	—	—	27,131	—	183	—	—	183
Stock-based compensation	—	—	—	—	38,357	—	—	38,357
Other comprehensive income	—	—	—	—	—	18,446	—	18,446
Balance as of June 30, 2026	6,916,489	$114,027	50,819,969	$5	$1,182,730	$10,525	$(511,083)	$682,177
Net income	—	—	—	—	—	—	43,709	43,709
Issuance of common stock for options exercised	—	—	302,328	—	3,800	—	—	3,800
Issuance of common stock for warrants exercised	—	—	150,115	—	28	—	—	28
Issuance of common stock in connection with IPO, net of underwriting commissions and offering costs	—	—	6,679,791	1	141,717	—	—	141,718
Conversion of convertible preferred stock to common stock	(6,916,489)	(114,027)	6,916,489	1	114,026	—	—	114,027
Issuance of common stock for settlement of RSUs, net of shares withheld for taxes	—	—	566,421	—	(9,002)	—	—	(9,002)
Settlement of promissory notes issued in exchange for the early exercise of stock options (see Note 1)	—	—	(112,590)	—	—	—	—	—
Stock-based compensation	—	—	—	—	16,136	—	—	16,136
Other comprehensive loss	—	—	—	—	—	(4,263)	—	(4,263)
Balance as of September 30, 2026	—	$—	65,322,523	$7	$1,449,435	$6,262	$(467,374)	$988,330

NEUTRON HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Convertible Preferred Stock		Series 1-C Convertible Preferred Stock Warrants	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Amount	Shares	Amount
Balance as of December 31, 2024	6,096,910	$99,652	$14,320	10,145,962	$1	$215,139	$(22,364)	$(685,867)	$(493,091)
Net loss	—	—	—	—	—	—	—	(55,964)	(55,964)
Issuance of common stock for options exercised	—	—	—	218,340	—	1,912	—	—	1,912
Stock-based compensation	—	—	—	—	—	3,493	—	—	3,493
Other comprehensive income	—	—	—	—	—	—	2,109	—	2,109
Balance as of March 31, 2025	6,096,910	$99,652	$14,320	10,364,302	$1	$220,544	$(20,255)	$(741,831)	$(541,541)
Net income	—	—	—	—	—	—	—	20,505	20,505
Issuance of common stock for options exercised	—	—	—	101,606	—	829	—	—	829
Issuance of preferred stock for warrants exercised	819,579	14,375	(14,320)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	3,253	—	—	3,253
Other comprehensive income	—	—	—	—	—	—	15,514	—	15,514
Balance as of June 30, 2025	6,916,489	$114,027	$—	10,465,908	$1	$224,626	$(4,741)	$(721,326)	$(501,440)
Net income	—	—	—	—	—	—	—	30,900	30,900
Issuance of common stock for options exercised	—	—	—	198,922	—	1,804	—	—	1,804
Stock-based compensation	—	—	—	—	—	2,892	—	—	2,892
Other comprehensive loss	—	—	—	—	—	—	(10,035)	—	(10,035)
Balance as of September 30, 2025	6,916,489	$114,027	$—	10,664,830	$1	$229,322	$(14,776)	$(690,426)	$(475,879)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEUTRON HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$277,802	$(4,559)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	95,434	88,833
Stock-based compensation	56,442	8,794
Amortization of debt discount and debt issuance costs	1,358	1,311
Non-cash interest expense on convertible notes	3,416	5,100
Unrealized foreign currency gains, net	(4,221)	(25,154)
Deferred income taxes	(282,472)	(1,493)
Loss on vehicle asset disposals	821	558
Loss on change in fair value of the 2021 Notes	25,239	86,980
Cumulative loss of instrument-specific credit risk related to settlement of the 2021 Notes	19,868	—
Other, net	1,188	2,661
Changes in operating assets and liabilities:
Accounts receivable, net	(10,520)	(8,346)
Prepaid expenses and other assets	(61,230)	(5,440)
Accounts payable	(2,594)	1,786
Accrued and other liabilities	43,320	28,098
Net cash provided by operating activities	163,851	179,129
Cash flows from investing activities
Purchases of vehicle assets	(142,095)	(90,532)
Tariff refund for vehicle assets	2,363	—
Purchases of non-vehicle assets	(16,862)	(9,705)
Payment for asset acquisition	(7,298)	—
Net cash used in investing activities	(163,892)	(100,237)
Cash flows from financing activities
Proceeds from exercises of stock options and other common stock issuances	7,789	4,545
Proceeds from exercises of preferred stock warrants	—	55
Proceeds from exercises of common stock warrants	391	—
Settlement of promissory notes issued in exchange for the early exercise of stock options	9,100	—
Proceeds from IPO, net of underwriting commissions	155,305	—
Payments for taxes related to net share settlement of equity awards	(9,191)	—
Principal repayment on term loans	(115,000)	—
Deferred offering costs paid	(8,765)	(1,488)
Net cash provided by financing activities	39,629	3,112
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(1,706)	10,491
Net increase in cash and cash equivalents, and restricted cash	37,882	92,495
Cash and cash equivalents, and restricted cash, beginning of period	415,301	300,332
Cash and cash equivalents, and restricted cash, end of period	$453,183	$392,827

Reconciliation of cash, cash equivalents, and restricted cash to the unaudited condensed consolidated balance sheets
Cash and cash equivalents	$417,746	$349,539
Restricted cash	35,437	43,288
Total cash, cash equivalents, and restricted cash	$453,183	$392,827

Supplemental disclosures of cash flow information
Cash paid for:
Income taxes, net of refunds	$3,410	$5,911
Interest	5,774	8,601
Non-cash investing and financing activities:
Property and equipment financed by accounts payable and accrued expenses	3,100	10,250
Deferred offering costs not yet paid	—	1,929
Consideration for promissory note settlement in the form of common stock	890	—
Conversion of 2020 Notes to common stock	211,423	—
Conversion of 2021 Notes to common stock	683,174	—
Unpaid consideration for asset acquisition	1,700	—
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
The authorized number of each class and series of Capital Stock was proportionally adjusted in accordance with the 336-for-one reverse stock split. Further, the authorized number of the Company’s convertible preferred stock was proportionally adjusted in accordance with the two-for-one reverse stock split. The par value of each class of Capital Stock was not adjusted as a result of the reverse stock splits. All common stock, convertible preferred stock, stock options, RSUs, warrants, and per share information presented within these unaudited interim condensed consolidated financial statements have been adjusted to reflect the reverse stock splits on a retroactive basis for all periods presented. No fractional shares were issued as a result of the reverse stock splits. Any fractional shares that would otherwise have resulted from the reverse stock splits were rounded down to the next whole share.
Unaudited Condensed Consolidated Financial Statements
The condensed consolidated balance sheet as of September 30, 2026, the condensed consolidated statements of operations, comprehensive income, and convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2026 and 2025, and the condensed consolidated statement of cash flows for the nine months ended September 30, 2026 and 2025 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of September 30, 2026 and its results of operations, comprehensive income, convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2026 and 2025, and the condensed consolidated statement of cash flows for the nine months ended September 30, 2026 and 2025. The financial data and the other financial information disclosed in these notes to the unaudited condensed consolidated financial statements related to the three and nine month periods are also unaudited. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future annual or interim period, due to seasonality and other factors. The consolidated balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company's prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on July 2, 2026 (the “Final Prospectus”).

Initial Public Offering
The Company’s registration statement on Form S-1 (the “IPO Registration Statement”) related to its initial public offering (the “IPO”) was declared effective on June 30, 2026. Upon effectiveness of the IPO Registration Statement, the Company recognized $35.8 million of stock-based compensation expense for restricted stock units, as the satisfaction of the IPO performance condition was deemed probable of achievement, and the 2020 Notes and 2021 Notes (as defined below) converted into 12,648,586 and 27,326,950 shares of common stock, respectively. Refer to Note 8 – Convertible Notes, Term Loan and Revolving Credit Facility for more information.
The Company’s common stock began trading on the Nasdaq Global Select Market on July 1, 2026, and on July 2, 2026, the Company completed its IPO, in which the Company sold 6,679,791 shares of common stock and selling stockholders sold an aggregate of 276,731 shares of common stock. The Company did not receive any proceeds from the sale of shares of common stock by any of the selling stockholders. The initial public offering price was $25.00 per share of common stock. The Company received aggregate net proceeds of $141.7 million after deducting underwriting discounts and commissions of $11.7 million and offering expenses of $13.6 million.
Upon completion of the IPO: i) all shares of convertible preferred stock automatically converted into an aggregate of 6,916,489 shares of common stock; ii) 11,674 of outstanding preferred warrants converted into common stock warrants; iii) 203,496 warrants were converted into 148,748 shares of common stock, net of 54,748 shares of common stock withheld; and iv) the Company issued 417,618 shares of common stock upon the settlement of restricted stock units, net of 244,421 shares of common stock withheld for taxes. In addition, the Company repaid the full outstanding principal balance and accrued interest of the Senior Secured Term Loan (as defined below) and made payments of $6.1 million for tax withholding obligations related to restricted stock units.
In connection with the IPO, the Company adopted a new charter which authorizes 1,000,000,000 shares of common stock and 200,000,000 shares of preferred stock. Common and preferred shares both have a par value of $0.0001. No shares of preferred stock were issued in connection with the IPO.
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
Partial Recourse Notes and Early Exercises
During the year ended December 31, 2020 and prior, the Company issued promissory notes to certain executives and key employees in the aggregate principal amount of $38.6 million, in exchange for the early exercise of 932,001 stock options. The promissory notes represent the aggregate exercise price of the early exercised stock options and carry original stated interest rates ranging from 0.41% to 0.45% per annum. The principal amounts and accrued interest are generally due upon the earlier of: (i) maturity dates ranging from the 7th to 10th anniversary of the note’s issuance, (ii) any transfer of the shares securing the promissory note or (iii) the completion of an IPO. All promissory notes issued were partially collateralized by the shares issued in exchange for the note on a non-pro rata basis and were considered nonrecourse notes in their entirety. As such, the shares issued are not considered “exercised” for accounting purposes until the notes are repaid and the underlying stock options have vested. The nonrecourse notes are not recorded on the unaudited condensed consolidated balance sheets since the arrangement is, in substance, a stock option. The shares are included in the legally issued and outstanding shares of common stock on the unaudited condensed consolidated balance sheets and in the unaudited condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit).
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
In August 2026, the Company repurchased 70,489 shares of common stock from a promissory note holder, originally pledged as security subject to repayment of certain promissory notes. The repurchase settled $2.5 million of outstanding principal and accrued interest on certain promissory notes at maturity. Since the promissory note arrangements are, in substance, stock options, the repurchase of common stock to settle the promissory notes at maturity is considered an expiration of the stock options. The promissory note holder also surrendered to the Company 42,101 shares of common stock of the Company to settle the remaining $1.5 million of outstanding principal and accrued interest on their promissory note.
As of September 30, 2026 and December 31, 2025, the principal amount of $3.4 million and $34.5 million, respectively, and related accrued interest of $0.2 million and $2.6 million, respectively, remained outstanding on promissory notes. As of September 30, 2026 and December 31, 2025, there were 59,524 and 850,156 shares issued that are pledged as security subject to repayment of the notes.
Conversion of Freestanding Preferred Stock Warrants
As of December 31, 2025, freestanding warrants to purchase the Company’s convertible Series B preferred stock were classified as liabilities in the consolidated balance sheet due to the redeemable nature of the underlying preferred stock. The warrants were subject to remeasurement at each reporting period, and changes in fair value were recognized as a component of other income (expense), net in the consolidated statement of operations. Upon the completion of the IPO on July 2, 2026, these redeemable convertible preferred stock warrants automatically converted to warrants to purchase common stock and were reclassified to equity. See Note 10 – Warrants for more information.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, trade accounts receivable, and supplier purchases.
Significant customers are those which represent more than 10% of the Company’s total revenue or gross accounts receivable balance at each balance sheet date. During the three and nine months ended September 30, 2026 and 2025, no customers accounted for 10% or more of total revenue. As of September 30, 2026 and December 31, 2025, the Company had a third-party payment service provider (“PSP”) that accounted for 89.3% and 83.9% of accounts receivable, respectively.
As discussed in Note 13 – Related Party Transactions, the Company has an agreement with Uber which allows riders to access the Company’s vehicles through mobile applications distributed by Uber and/or its subsidiaries. Revenue earned through this agreement was 12.2% and 14.1% of total revenue for the three months ended September 30, 2026 and 2025, respectively, and 12.9% and 14.5% of total revenue for the nine months ended September 30, 2026 and 2025, respectively. Accounts receivable from Uber was 1.3% and 6.7% of accounts receivable as of September 30, 2026 and December 31, 2025, respectively.
Significant vendors are those which represent more than 10% of the Company’s total purchases. The Company had one and two significant vendors during the three months ended September 30, 2026 and 2025, respectively, and no significant vendors during the nine months ended September 30, 2026 and 2025, respectively.
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
Revenue from Contracts with Customers
The Company also recognizes revenue pursuant to ASC 606, Revenue from Contracts with Customers. This primarily relates to LimePass, which consists of minute bundles and LimePrime. Minute bundles allow for the purchase of discounted ride minutes, offered at different increments, which can be used across multiple rides for a period of time ranging from 1 to 30 days. LimePrime is a recurring monthly subscription that provides riders with benefits such as free unlocks and extended vehicle reservations. In addition, starting in the first quarter of 2026, the Company rolled out a new LimePrime option for unlimited flat-rate rides, up to 20 minutes each.
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

Disaggregated Revenue
Total revenues disaggregated between lease revenue and revenue from contracts with customers are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Lease revenue	$278,250	$218,818	$634,996	$495,440
Revenue from contracts with customers	82,378	82,753	200,006	181,214
Total revenue	$360,628	$301,571	$835,002	$676,654
For both lease revenue and revenue from contracts with customers, the Company excludes all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue producing transaction and collected by the Company from a customer and remitted to governmental authorities. Accordingly, such amounts are not included as a component of revenue or cost of revenue.
Stock-Based Compensation
Stock-based compensation expense is measured and recorded based on the grant-date fair value of the stock-based awards. Prior to the IPO, the fair value of the shares of common stock underlying the stock options and restricted stock units (“RSUs”) on the grant date was determined by the board of directors, as there was no public market for the underlying common stock at the time of issuance. The Company recognizes stock-based compensation expense for service-based awards on a straight-line basis over the requisite service period of the individual grant, generally equal to the vesting period. The Company records forfeitures as they occur.
The Company uses the Black-Scholes-Merton option-pricing model (“Black-Scholes model”) to determine the fair value of stock option awards. The Black-Scholes model requires the use of objective and subjective assumptions, including the fair value of common stock, expected volatility, risk-free interest rate, expected dividend and the option’s expected term of the underlying stock.
The Company estimates the fair value of RSUs based on the fair market value of the Company’s common stock on the date of grant. The RSUs granted by the Company prior to the IPO included both a service-based and performance-based liquidity event vesting condition. Compensation costs related to these RSUs are recognized over the requisite service period using the accelerated attribution method, if it is probable that the performance-based liquidity event vesting condition will be satisfied. The performance-based condition was satisfied as of June 30, 2026. The RSUs granted by the Company subsequent to the IPO generally include only service-based vesting conditions and are recognized over the requisite service period on a straight-line basis. Refer to Note 9 – Stock-Based Compensation for further details on the stock-based compensation recognized.
Deferred Offering Costs
Deferred offering costs, which consist of direct incremental legal, accounting, consulting and other fees relating to an initial public offering, are capitalized. Deferred offering costs of $13.6 million were offset against initial public offering proceeds upon the consummation of the initial public offering in July 2026. As of December 31, 2025, there were $7.7 million of deferred offering costs recorded within prepaid expenses and other current assets on the unaudited condensed consolidated balance sheet. All deferred offering costs have been paid and no balance remains as of September 30, 2026.
Derivative Financial Instruments
Refer to Note 2 – Fair Value Measurements for the accounting policy pertaining to derivative financial instruments.
Tariff Refunds
On February 20, 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”), which the U.S. administration relied on to impose certain tariffs, does not authorize the administration to impose tariffs. On March 4, 2026, the U.S. Court of International Trade ("CIT") issued an order directing the U.S. Customs and Border Protection (“CBP”) agency to begin formalizing a process for refunds. On April 20, 2026, the CBP launched an online portal that can be used to submit IEEPA tariff refund requests. During the nine months ended September 30, 2026, the Company submitted its request for refund of $6.6 million related to IEEPA tariffs.
Based on the U.S. Supreme Court's ruling, related CIT proceedings, the Company's submission of tariff refund requests, collection of refunds through the balance sheet date, and assessment of the recoverability of remaining amounts paid, the Company concluded that the recovery of previously incurred IEEPA tariffs is probable. Under a loss recovery accounting method, the Company recognized a receivable of $6.6 million for the IEEPA tariffs incurred in Accounts receivable, net within the unaudited condensed consolidated balance sheet, and a corresponding reversal of Cost of revenue for $4.7 million, within the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2026, and a $1.9 million reduction in cost basis for Vehicle assets. During the nine months ended September 30, 2026, the Company received substantially all of the tariff refunds requested, plus an immaterial amount of interest. The remaining receivable as of September 30, 2026 was not material to the unaudited condensed consolidated balance sheet.
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This new standard is effective for the Company’s annual period beginning January 1, 2026. Upon adoption, the guidance can be applied prospectively or retrospectively. This standard is effective for the Company's 2026 annual period and the Company is currently assessing the impact on its consolidated financial statement disclosures.
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

The fair value measurements of financial instruments that are measured at fair value on a recurring basis consisted of the following (in thousands):

	September 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivative asset	$—	$4,307	$—	$4,307	$—	$—	$—	$—
Liabilities
Derivative liability	$—	$289	$—	$289	$—	$—	$—	$—
2021 Notes	—	—	—	—	—	—	660,324	660,324
Total liabilities	$—	$289	$—	$289	$—	$—	$660,324	$660,324
The Company did not make any transfers between the levels of the fair value hierarchy during the periods presented.
As of December 31, 2025, the 2021 Notes total contractual principal and accrued in kind interest amounted to $525.5 million, resulting in a difference between the aggregate fair value and the aggregate unpaid balance of $134.9 million.
2021 Notes
On June 30, 2026, upon execution of the underwriting agreement in relation to the Company’s IPO, all of the Company’s outstanding convertible notes and related accrued interest were reclassified from liability to equity. See Note 8 – Convertible Notes, Term Loan and Revolving Credit Facility for more information. Immediately prior to conversion, the fair value of the 2021 Notes was marked to its current fair value of $683.2 million, resulting in a loss of $0.2 million. Upon derecognition of the 2021 Notes, the cumulative amount of losses resulting from the instrument-specific credit risk of $19.9 million was recognized within earnings.
A summary of the net changes in the fair value of the 2021 Notes was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance, beginning of period	$—	$585,935	$660,324	$544,106
Fair value loss recognized in other income (expense), net	—	29,426	25,239	86,980
Fair value loss (gain) recognized in other comprehensive income	—	10,724	(2,389)	(5,001)
Reclassification to equity	—	—	(683,174)	—
Balance, end of period	$—	$626,085	$—	$626,085
Derivative Financial Instruments
During the nine months ended September 30, 2026, the Company began entering into derivatives not designated as hedging instruments to manage foreign exchange risk related to the remeasurement of monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these foreign exchange derivatives are recorded within the "foreign currency exchange gains (losses), net" component of other income (expense), net on the unaudited condensed consolidated statement of operations. The derivative instruments are recognized at gross fair value within prepaid expenses and other current assets and accrued liabilities on the unaudited condensed consolidated balance sheets. The Company recognized fair value (losses) gains on foreign exchange derivatives of $(1.1) million and $2.1 million for the three and nine months ended September 30, 2026, respectively. As of September 30, 2026, the gross notional amount of outstanding foreign exchange derivatives was $242.2 million.
Convertible Preferred Stock Warrants
The Company issued warrants to purchase shares of the Company’s Series B convertible preferred stock which were recognized in other long-term liabilities on the unaudited condensed consolidated balance sheets, as the convertible preferred shares underlying the warrants were contingently redeemable for cash. The convertible preferred stock warrants were remeasured to fair value each reporting period based on unobservable Level 3 inputs. The changes in fair value of the warrants for the three and nine months ended September 30, 2026 and 2025 were not material. On July 2, 2026, the convertible preferred stock warrants were reclassified to common stock warrants and are equity classified instruments as of September 30, 2026. This instrument will no longer be remeasured to fair value in future periods.
Certain assets and liabilities are measured at fair value on a nonrecurring basis but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment or when a new liability is being established that requires fair value measurement. The Company had no nonrecurring fair value measurements during the three and nine months ended September 30, 2026 and 2025.
NOTE 3. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Spare parts, net	$48,643	$20,870
Prepaid expenses	36,324	27,292
Value-added taxes receivable	12,168	8,953
Other current assets	9,576	12,060
Total	$106,711	$69,175
NOTE 4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Vehicle assets:
Deployed vehicle assets	$585,559	$491,361
Undeployed vehicle assets	16,861	21,196
Non-vehicle assets:
Capitalized internal-use software	92,368	82,856
Leasehold improvements	13,753	7,488
Furniture and fixtures	1,720	941
Equipment	2,643	1,746
Total property and equipment	712,904	605,587
Accumulated vehicle asset depreciation	(314,101)	(275,452)
Accumulated non-vehicle asset depreciation & amortization	(86,948)	(75,618)
Total property and equipment, net	$311,855	$254,517

The following table presents amounts recognized in the unaudited condensed consolidated statements of operations related to property and equipment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Vehicle asset depreciation expense	$30,863	$27,781	$83,415	$75,785
Non-vehicle asset depreciation and amortization expense	4,214	4,198	12,019	13,048
Loss on vehicle asset disposals	279	143	821	558
NOTE 5. ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued operations related expenses	$53,335	$29,546
Short-term claims reserve	13,676	14,212
Accrued insurance	11,367	9,631
Accrued purchases	5,439	9,625
Accrued escheatment	753	12,350
Accrued legal settlements	175	4,590
Other	5,983	2,107
Total accrued liabilities	$90,728	$82,061
NOTE 6. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Long-term claims reserve	$53,993	$38,227
Non-income tax reserves	1,878	2,984
Other	4,533	4,161
Total other long-term liabilities	$60,404	$45,372
NOTE 7. COMMITMENTS AND CONTINGENCIES
Letters of Credit
The Company maintains various stand-by letters of credit and guarantees from third-party financial institutions in the ordinary course of business to guarantee performance obligations related to certain vehicle and battery manufacturing, real estate leases, insurance policies, and other contractual arrangements. The letters of credit are collateralized by restricted cash or issued under the Revolving Credit Facility. As of September 30, 2026 and December 31, 2025, the Company had outstanding restricted cash balances of $35.4 million and $75.5 million, respectively. As of September 30, 2026, the Company had $53.1 million in letters of credit issued under the Revolving Credit Facility.
Indemnification
The Company has entered into indemnification provisions under agreements with other parties in the ordinary course of business, including governmental entities and other business partners. The Company has agreed to indemnify and defend the indemnified party’s claims and related losses suffered or incurred by the indemnified party arising from actual or threatened third-party claims related to the Company’s activities. It is not possible to determine the potential loss resulting from the contractual indemnification obligations because of the distinctive facts involved in any potential action arising from each indemnification provision. As of

September 30, 2026, some contractual indemnification obligations were accrued with personal injury matters. See the “Personal Injury Matters” section below for more information.
The Company’s Bylaws provide that it will indemnify directors and officers against certain costs and liabilities that may arise by reason of their status or service to the Company. In addition, the Company has entered into indemnification agreements with its directors and officers to provide its directors and officers with additional indemnification and related rights.
Legal Proceedings
The Company is currently involved in, and may in the future be involved in, legal proceedings, claims, regulatory inquiries, and governmental investigations in the ordinary course of business, which may include litigation by riders and third parties (individually or as class actions) alleging, but not limited to, various wage and expense claims, violations of state or federal laws, product liability and personal injury claims. The Company has determined that, except as disclosed below, no disclosure of estimated loss is required for these matters because: (1) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such matters, (2) a reasonably possible loss or range of loss cannot be estimated, or (3) such estimate is immaterial.
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
As of September 30, 2026 and December 31, 2025, the Company had claims reserves of $67.7 million and $52.4 million, respectively, to cover the estimated costs for personal injury claims incurred but not paid and personal injury claims that have been incurred but not yet reported, as well as certain contractual indemnification obligations as described in the “Indemnification” section above. Additionally, as of September 30, 2026 and December 31, 2025, the Company had a reserve of $0.2 million and $4.6 million, respectively, to cover settled but unpaid claims.
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

NOTE 8. CONVERTIBLE NOTES, TERM LOAN AND REVOLVING CREDIT FACILITY
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
The 2021 Notes contained various conversion options upon the occurrence of certain events such as an IPO, change of control, or equity financing. In the event of an IPO or change of control, the 2021 Notes would convert into common stock at a price per share limited to the lesser of (i) a range of 75% to 80% of the applicable transaction price per share of common stock, upon execution of the underwriting agreement, and (ii) a cap price per share as defined in the note purchase agreement. In the event of an equity financing, the 2021 Notes would convert into the equity securities issued based on such equity securities’ price per share in such financing. If the 2021 Notes have not been converted or otherwise settled at maturity, the principal plus a premium of 25% becomes due and payable at maturity. The 2021 Notes were secured by substantially all of the Company’s assets.
On June 30, 2026, upon execution of the underwriting agreement in relation to the Company’s IPO, the aggregate outstanding principal and accrued PIK interest for the 2021 Notes of $546.5 million was converted into 27,326,950 shares of common stock at a conversion price of $20.00 per share.
2020 Notes
Between May and June 2020, the Company issued convertible secured promissory notes (the “2020 Notes”) in the aggregate principal amount of $170.0 million. Of the aggregate principal amount, $85.0 million was issued to Uber (the “2020 Uber Note”) and the remaining $85.0 million was issued to other investors (the “2020 Investor Notes”). The 2020 Notes accrued non-compounding interest at a fixed rate of 4.0% per annum and mature on May 7, 2027. Accrued interest either converts into common shares or becomes payable in accordance with the conversion and settlement options described below. If not earlier converted, the principal and accrued interest of the 2020 Notes becomes due and payable at the maturity date.
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
At issuance, the total debt discount related to the 2020 Uber Note and 2020 Investor Notes was $0.4 million and $1.2 million, respectively. This amount was amortized as additional interest expense over the term of the 2020 Notes using the effective interest rate method at an effective interest rate of 4.05%.
The 2020 Notes contained various conversion and settlement options: (i) conversion of the principal amount to Series 3 preferred stock (in the case of the 2020 Uber Note) or Series 2 preferred stock (in the case of the 2020 Investor Notes), with the accrued interest settled in cash or common stock at the Company’s election; or (ii) in the event of a change of control of the Company or IPO, the principal amount and accrued interest will, at the election of the holder, either become due and payable or convert into common stock. In May 2026, the 2020 Notes agreement was amended to automatically convert into common stock upon execution of the underwriting agreement related to the IPO. The conversion price of the 2020 Notes is $16.73 per share of common stock. The 2020 Notes were secured by substantially all of the Company’s assets.
On June 30, 2026, upon execution of the underwriting agreement in relation to the Company’s IPO, the aggregate outstanding principal and accrued interest for the 2020 Notes of $211.6 million was converted into

12,648,586 shares of common stock at a conversion price of $16.73 per share. Under conversion accounting, the Company increases its equity at conversion by an amount equal to the carrying value of the convertible instrument, which was $211.4 million, net of unamortized debt issuance costs of $0.2 million.
Several of the holders of the 2021 Notes and 2020 Notes were related parties of the Company. See Note 13 – Related Party Transactions for more information.
Senior Secured Term Loan
In October 2023, the Company entered into a senior secured term loan with certain lenders (the “Senior Secured Term Loan”) with a principal amount of $115.0 million, an interest rate of 10.0% per annum and a maturity date of September 30, 2026, upon which the principal balance is due in full. The Company incurred debt issuance costs related to legal and underwriting fees of $2.2 million and was required to pay a closing fee of $2.3 million, all of which were being amortized to interest expense over the term of the loan.
The Company’s obligations under the Senior Secured Term Loan were backed by a guaranty from Uber, a related party of the Company. The Senior Secured Term Loan was secured by substantially all of the Company’s assets.
In July 2026, the Company repaid the full outstanding principal balance and accrued interest, resulting in the extinguishment of the Senior Secured Term Loan. The repayment was funded using proceeds from the Company’s IPO.
Revolving Credit Facility
In July 2026, the Company entered into a credit agreement (“Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, which provides the Company with a senior secured revolving credit facility (the “Revolving Credit Facility”) of up to $200.0 million.
Borrowings under the Revolving Credit Facility are available as Term SOFR or base rate loans. Term SOFR loans accrue interest at a forward-looking rate based on SOFR plus an applicable margin. The applicable rate spread for the Term SOFR loans ranges from 1.50% to 2.25% based on the Company’s total net leverage ratio. Base rate loans under the Revolving Credit Facility accrue interest at an alternate base rate plus an applicable margin. The alternate base rate represents the greater of (i) the prime rate, (ii) the Federal Reserve Bank of New York overnight rate plus 0.5% and (iii) the one-month Term SOFR rate plus 1.0%. The applicable rate spread for base rate loans ranges from 0.50% to 1.25% based on the Company’s total net leverage ratio.
The Credit Agreement contains certain affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens on assets, issuance of preferred equity interests, fundamental changes and asset sales, investments, negative pledges, repurchase of stock, dividends and other distributions, sale and leaseback transactions, and transactions with affiliates. In addition, the Credit Agreement also contains financial covenants that require the Company to not exceed a maximum total net leverage ratio for any period of four consecutive fiscal quarters ending on the last day of any fiscal quarter, commencing with the fiscal quarter ending September 30, 2026, of 3.25 to 1.00 and to maintain a minimum fixed charge coverage ratio for any period of four consecutive fiscal quarters ending on the last day of any fiscal quarter, commencing with the fiscal quarter ending September 30, 2026, of no less than 1.25 to 1.00. As of September 30, 2026, the Company was in compliance with all financial covenants.
Pursuant to the terms of the Revolving Credit Facility, the Company may issue letters of credit under the facility which may reduce the total amount available for borrowing under the Revolving Credit Facility. The Revolving Credit Facility also has a variable commitment fee, which is based on the Company’s total net leverage ratio. The commitment fee ranges from 0.25% to 0.40% per annum. The Company is obligated to pay a fixed fronting fee for letters of credit not to exceed 0.125% per annum. The Company has an aggregate of $53.1 million of letters of credit outstanding under the Revolving Credit Facility as of September 30, 2026, and the Company’s total available borrowing capacity under the Revolving Credit Facility was $146.9 million as of September 30, 2026. Amounts borrowed under the Revolving Credit Facility may be repaid and re-borrowed through its maturity in July 2031.

As of September 30, 2026, there were no amounts drawn or outstanding under the Revolving Credit Facility and the Company was in compliance with all covenants under the Credit Agreement.
In connection with entering into the Revolving Credit Facility, the Company incurred direct and incremental lender fees of $2.1 million, which are being amortized to interest expense over the term of the agreement. As of September 30, 2026, the Company had $1.9 million allocated to the Revolving Credit Facility presented in the Company’s consolidated balance sheet within other long-term assets.
Aggregate debt maturities and expenses
As of September 30, 2026, there were no future principal payments for the Company’s debt instruments.
The following table presents interest expense recognized related to the Senior Secured Term Loan, 2020 Notes and Revolving Credit Facility (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contractual interest on term loan	$71	$2,898	$5,774	$8,601
Contractual interest on 2020 Notes	—	1,700	3,416	5,100
Amortization of debt discount and issuance costs	480	438	1,358	1,311
Contractual interest on undrawn portion of revolving credit facility	104	—	104	—
Total	$655	$5,036	$10,652	$15,012
NOTE 9. STOCK-BASED COMPENSATION
Stock Options
Stock option activity was as follows:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	6,735,077	$9.36	6.9	$140,335
Exercised	(640,586)	$9.75
Canceled and forfeited	(228,689)	$10.65
Outstanding as of September 30, 2026	5,865,802	$9.28	5.6	$110,998
Vested and exercisable as of September 30, 2026	5,121,751	$8.88	5.4	$98,967
Vested and expected to vest as of September 30, 2026	5,865,802	$9.28	5.6	$110,998
The total fair value of shares vested during the nine months ended September 30, 2026 and 2025 was $15.9 million and $8.6 million, respectively.
The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2026 and 2025 was $16.0 million and $4.4 million, respectively.
As of September 30, 2026 and December 31, 2025, the Company had zero unvested early exercised shares. As of September 30, 2026 and December 31, 2025, the Company also had 59,524 and 850,156 shares issued that remain subject to repayment of nonrecourse promissory notes.
As of September 30, 2026, total compensation cost not yet recognized related to unvested stock options was $5.2 million, which is expected to be recognized over a weighted-average period of 0.7 years.

As of September 30, 2026, the Company had limited options outstanding subject to performance and market conditions. Stock-based compensation expense for these awards was immaterial as of September 30, 2026.
RSUs
Prior to the IPO, the Company granted RSUs that generally vest upon the satisfaction of both a time-based service requirement and a performance-based liquidity event requirement. The service-based condition is satisfied equally over 12 quarters, provided the grantee remains in continuous service. The performance-based condition was satisfied upon the effectiveness of the IPO on June 30, 2026, which triggered stock-based compensation of $35.8 million to be recognized for RSUs that have met their time-based service condition using the accelerated attribution method.
Subsequent to the IPO, the Company grants RSUs that generally vest upon a service-based condition that is satisfied equally over 12 quarters, provided the grantee remains in continuous service.
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
The following table summarizes the activity related to RSUs for the nine months ended September 30, 2026:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested and Outstanding as of December 31, 2025	1,762,366	$19.18
Granted	2,952,221	36.80
Vested and not settled	(19,381)	23.87
Settled	(921,642)	23.50
Forfeited	(287,538)	24.62
Unvested and Outstanding as of September 30, 2026	3,486,026	32.56
The Company determines the grant-date fair value of these RSUs based on the market price of its common stock on the date of grant.
As of September 30, 2026, there was $85.1 million of unrecognized stock-based compensation expense related to unvested RSUs. The Company expects to recognize this expense over the remaining weighted-average period of 1.9 years.
Stock-Based Compensation Expense
The Company recorded stock-based compensation expense in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$28	$6	$118	$24
Selling, general and administrative	8,779	1,445	29,517	4,490
Operations and support	1,285	278	4,613	992
Research and development	5,629	944	22,194	3,288
Total stock-based compensation expense	$15,721	$2,673	$56,442	$8,794

The Company capitalized $0.8 million and $0.8 million of stock-based compensation expense in software development costs for the nine months ended September 30, 2026 and 2025, respectively.
Equity Incentive Plans
During the nine months ended September 30, 2026, the Company maintained two equity incentive plans: the 2017 Stock Incentive Plan (the “2017 Plan”) and the 2026 Incentive Award Plan (the “2026 Plan”).
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
The 2026 Plan became effective on June 29, 2026 in connection with the IPO. The 2026 Plan allows the Company to grant stock options, restricted stock, RSUs, performance shares, other incentive awards, stock appreciation rights, and cash awards. Upon the effectiveness of the 2026 Plan, the 2017 Plan was terminated and no further awards will be granted under the 2017 Plan. However, all outstanding awards under the 2017 Plan will continue to be governed by their existing terms. A total of 6,500,032 shares of common stock are initially available for issuance under the 2026 Plan. The number of shares available for issuance under the 2026 Plan will be increased by (i) the number of shares represented by awards outstanding under the 2017 Plan that expire, lapse or are terminated, exchanged for or settled in cash, surrendered, repurchased, cancelled without having been issued in full or forfeited following the effective date of the 2026 Plan and (ii) an annual increase on the first day of each calendar year beginning January 1, 2027 and ending on and including January 1, 2036, equal to the lesser of (A) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares as is determined by the Company’s board of directors. No more than 19,500,096 shares of common stock may be issued pursuant to the exercise of incentive stock options under the 2026 Plan.
2026 Employee Stock Purchase Plan
The 2026 Employee Stock Purchase Plan (the “2026 ESPP”) became effective on June 29, 2026 in connection with the IPO. A total of 650,004 shares of common stock have initially been reserved for issuance under the 2026 ESPP. The number of shares reserved for issuance and sale under the 2026 ESPP will increase on the first day of each fiscal year beginning in fiscal year 2027 and ending in fiscal year 2036, equal to the lesser of (i) 1% of the shares of the Company’s common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the Company’s board of directors. No more than 1,950,012 shares of common stock may be issued under the 2026 ESPP.

NOTE 10. WARRANTS
As of September 30, 2026 and December 31, 2025, the following warrants were outstanding:

Issued in connection with	Warrant Shares	Exercise Price Per Share	Number of Warrant Shares Outstanding as of 9/30/2026	Number of Warrant Shares Outstanding as of 12/31/2025	Expiration date
Common Stock Warrants:
Atel Loan Agreement	20,805	$14.18	20,805	20,805	January 2028
SVB Loan Agreement	3,008	14.18	—	3,008	January 2028
BMO Credit Agreement	7,618	78.76	7,618	7,618	March 2030
2020 Investor Notes	289,737	6.72	—	261,635	May - June 2027
TriplePoint Loan Agreement	11,674	44.97	11,674	—	March 2028
Preferred Stock Warrants:
TriplePoint Loan Agreement (Series B)	11,674	44.97	—	11,674	March 2028
During the nine months ended September 30, 2026, the Company issued 58,139 shares of common stock upon the exercise of common stock warrants, issued in connection with the 2020 Investor Notes, for an aggregate exercise price of $0.4 million.
During the nine months ended September 30, 2026, warrants to purchase 203,496 and 3,008 shares of common stock issued in connection with the 2020 Investor Notes and the SVB Loan Agreement, respectively, were exercised on a cashless, net-share basis. The exercises resulted in the issuance of 148,748 shares and 1,367 shares of common stock, respectively.
During the nine months ended September 30, 2026, the TriplePoint Loan Agreement (Series B) preferred stock warrants were reclassified to common stock warrants upon the Company’s completion of its IPO, in accordance with the original warrant agreement.
NOTE 11. OTHER INCOME (EXPENSE), NET
The components of other income (expense), net were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Loss on change in fair value of the 2021 Notes	$—	$(29,426)	$(25,239)	$(86,980)
Cumulative loss of instrument-specific credit risk related to settlement of the 2021 Notes	—	—	(19,868)	—
Foreign currency exchange gains (losses), net	1,389	(3,925)	3,266	20,064
Interest income	2,669	1,987	8,112	5,912
Other gains, net	220	204	865	232
Total other income (expense), net	$4,278	$(31,160)	$(32,864)	$(60,772)

NOTE 12. INCOME TAXES
The following table sets forth a summary of the Company’s income taxes (in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income before income taxes	$68,145	$32,556	$5,661	$2,786
Provision for (benefit from) income taxes	24,436	1,656	(272,141)	7,345
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
The Company recorded provision for (benefit from) income taxes of $24.4 million and $1.7 million for the three months ended September 30, 2026 and 2025, respectively, and $(272.1) million and $7.3 million for the nine months ended September 30, 2026 and 2025, respectively.
For the three months ended September 30, 2026, the effective tax rate differs from the U.S. statutory tax rate primarily due to profitability of the U.S. operations, stock-based compensation, and the jurisdictional mix of foreign earnings. For the nine months ended September 30, 2026, the effective tax rate differs from the U.S. statutory tax rate primarily due to a $289.1 million discrete tax benefit resulting from the release of the valuation allowance on the Company's U.S. federal and state deferred tax assets.
Prior to the second quarter of 2026, the Company maintained a full valuation allowance for its U.S. deferred tax assets, including federal and state net operating loss carryforwards (“NOLs”). In evaluating the recoverability of these deferred tax assets as of September 30, 2026, the Company considered all available positive and negative evidence related to the likelihood of realization to determine whether it is more-likely-than-not that some or all of the deferred tax assets will be realized.
Following the effectiveness of the Company’s Form S-1 registration statement on June 30, 2026, and the concurrent automatic conversion of the outstanding convertible notes into common stock, the Company’s historical liquidity constraints were resolved, alleviating the previous going concern qualification. Furthermore, as of September 30, 2026, the Company is in a 12-quarter cumulative income position based on its U.S. pre-tax book income adjusted for permanent book-to-tax differences. This 12-quarter cumulative income position, combined with the resolution of the Company’s going concern qualification, continues to be significant positive evidence that is both objective and verifiable. The historical income position provides evidence to place greater reliance on projections of future profit as a source of income. Furthermore, current-year positive taxable income in the U.S., along with projections of future profit, provides strong positive evidence for the realization of the Company’s deferred tax assets in the United States.
Based on the weight of all available evidence, the Company concluded that the positive evidence outweighed the negative evidence, and it is more-likely-than-not that the majority of its domestic tax attributes are realizable. Accordingly, the Company released $289.1 million of its U.S. valuation allowance during the second quarter of 2026, resulting in the recognition of a material discrete income tax benefit for the nine months ended September 30, 2026.
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
The total revenue earned through and related service fees charged from the Integration Agreement were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue earned	$44,106	$42,645	$107,497	$98,073
Service fees paid	5,256	5,057	12,839	11,452
The Company received funding from Uber in connection with the 2020 Uber Note and the 2021 Notes. On June 30, 2026, upon execution of the underwriting agreement in relation to the Company’s IPO, Uber’s portion of debt represented by the foregoing notes was converted into common stock. Refer to Note 8 – Convertible Notes, Term Loan and Revolving Credit Facility for further details on the conversion of Uber’s notes.
Other Related Parties
As discussed in Note 1 – Description of Business and Summary of Significant Accounting Policies, the Company issued promissory notes to certain current and former members of management in connection with the exercise of Company stock options.
The Company entered into a Note and Warrant Purchase Agreement with Andreessen Horowitz, dated as of May 7, 2020, by and among the Company and the Lenders (as defined therein), and the convertible secured promissory note issued to funds affiliated with Andreessen Horowitz, thereunder. At or about the time of the agreement, Andreessen Horowitz owned greater than 10% of the Company. Post conversion of the 2020 Notes and subsequent to the closing of the IPO, Andreessen Horowitz no longer owned greater than 10% of the Company. See Note 8 – Convertible Notes, Term Loan and Revolving Credit Facility for additional information.
The Company entered into a Senior Secured Term Loan with Diameter, which was guaranteed by a related party, dated as of October 5, 2023. See Note 8 – Convertible Notes, Term Loan and Revolving Credit Facility for additional information.

NOTE 14. NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic net income (loss) per share
Numerator
Net income (loss)	$43,709	$30,900	$277,802	$(4,559)
Less: Income allocated to participating securities	$(49)	$—	$(235)	$—
Net income (loss) attributable to common stockholders, basic	$43,660	$30,900	$277,567	$(4,559)
Denominator
Weighted-average number of shares outstanding used to compute net income (loss) per share attributable to common stockholders, basic	64,794,810	9,746,923	28,863,399	9,574,524
Basic net income (loss) per share attributable to common stockholders	$0.67	$3.17	$9.62	$(0.48)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Diluted net income (loss) per share
Numerator
Net income (loss) attributable to common stockholders, basic	$43,660	$30,900	$277,567	$(4,559)
Add: interest expense recognized for 2020 Notes	—	1,759	3,416	—
Add: fair value adjustment recognized for 2021 Notes	—	—	25,239	—
Net income (loss) attributable to common stockholders, diluted	$43,660	$32,659	$306,222	$(4,559)
Denominator
Weighted-average number of shares outstanding used to compute net income (loss) per share attributable to common stockholders, basic	64,794,810	9,746,923	28,863,399	9,574,524
Weighted-average effect of potentially dilutive securities:
Stock Options	4,071,951	3,345,598	4,202,195	—
Early Exercised Stock Options	—	139,875	52,921	—
RSUs	891,139	—	616,840	—
Warrants for Common Stock	13,437	187,355	140,805	—
Convertible Preferred Stock	75,179	6,916,489	4,636,052	—
2020 Notes	—	11,868,551	7,911,602	—
2021 Notes	—	—	9,008,885	—
Weighted-average number of shares outstanding used to compute net income (loss) per share attributable to common stockholders, diluted	69,846,516	32,204,791	55,432,699	9,574,524
Diluted net income (loss) per share attributable to common stockholders	$0.63	$1.01	$5.52	$(0.48)
The 2021 Notes were only convertible upon the occurrence of certain events such as an IPO, change of control, or equity financing. The conversion price depended on the price of the equity securities issued in such events and the Company’s capitalization at the time. As such, the conversion price and number of underlying shares for the 2021 Notes could not be determined until a conversion-triggering event occurred and so were not included within the fiscal year 2025 periods. See Note 8 – Convertible Notes, Term Loan and Revolving Credit Facility for additional information.

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income (loss) per share as the effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	197,183	8,414	197,183	7,136,120
Early exercised stock options	59,524	624,939	59,524	850,156
RSUs	1,474,105	1,410,379	1,474,105	1,410,379
Warrants for common stock	19,292	7,618	19,292	291,610
Warrants convertible for preferred stock (TriplePoint Loan Agreement)(1)	—	11,674	—	11,674
2020 Notes	—	—	—	11,868,551
Convertible preferred stock	—	—	—	6,916,489
Total	1,750,104	2,063,024	1,750,104	28,484,979
(1)Upon completion of the IPO in July 2026, the shares underlying the warrants convertible for preferred stock changed from preferred stock to common stock. Accordingly, the warrants convertible for preferred stock were reclassified as warrants for common stock and are presented within warrants for common stock beginning in July 2026. Refer to Note 10 – Warrants for details.

NOTE 15. SEGMENTS
Operating Segments
The following table shows segment revenue, significant segment expenses, and the segment profit or loss measure for each financial statement period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$360,628	$301,571	$835,002	$676,654
Significant segment expenses:
Depreciation and amortization	35,077	31,979	95,434	88,833
Stock-based compensation	15,721	2,673	56,442	8,794
Cost of revenue(a)	165,743	127,861	407,919	309,878
Selling, general and administrative(a)	50,063	44,487	140,759	115,674
Operations and support(a)	13,769	13,085	40,908	37,715
Research and development(a)	15,732	12,583	45,239	36,737
Total segment expenses	296,105	232,668	786,701	597,631
Operating profit	64,523	68,903	48,301	79,023
Interest expense	(656)	(5,187)	(9,776)	(15,465)
Other income (expense), net	4,278	(31,160)	(32,864)	(60,772)
Income before income taxes	68,145	32,556	5,661	2,786
Provision for (benefit from) income taxes	24,436	1,656	(272,141)	7,345
Net income (loss)	$43,709	$30,900	$277,802	$(4,559)
__________________
(a)Exclusive of stock-based compensation and depreciation and amortization shown separately.

Geographic Region Information
The following tables set forth revenue and long-lived assets, net by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States of America	$114,264	$100,056	$259,676	$217,645
United Kingdom	76,197	64,696	180,262	149,191
Germany	38,335	28,750	84,842	63,600
Other	131,832	108,069	310,222	246,218
Total revenue	$360,628	$301,571	$835,002	$676,654

	September 30, 2026	December 31, 2025
United States of America	$138,001	$106,710
United Kingdom	40,747	35,941
Germany	39,300	35,606
Other	133,279	106,212
Total long-lived assets, net	$351,327	$284,469
NOTE 16. ASSET ACQUISITION
On July 1, 2026, the Company acquired Neuron Mobility Canada Ltd. (“Neuron”), a Canadian micromobility company that held municipal operating permits and related net assets, for an aggregate purchase price of approximately $8.9 million. The Company accounted for the transaction as an asset acquisition and allocated the acquisition cost to the acquired net assets based on their relative fair values as of the acquisition date. The acquired company held municipal operating permits authorizing the operation of shared micromobility vehicles in certain Canadian markets. Substantially all of the acquisition cost was allocated to the municipal operating permits, which were allocated approximately $8.6 million, with the remaining $0.3 million allocated to other acquired net assets. The municipal operating permits are presented within other long-term assets in the unaudited condensed consolidated balance sheets and are amortized on a straight-line basis over a weighted-average useful life of approximately 4.8 years.
The following table presents future amortization expenses (in thousands):

September 30, 2026
2026 (remainder)	$477
2027	1,897
2028	1,897
2029	1,635
2030 and thereafter	2,221
Total municipal operating permits	$8,127
As of September 30, 2026, the permits had a gross carrying amount of $8.6 million, accumulated amortization of $0.5 million, and a net carrying amount of $8.1 million. Amortization expense related to the permits was $0.5 million for the three and nine months ended September 30, 2026.

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
Financial and Operating Highlights

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands, except percentages, Average Operational Fleet & RVD)
Average Operational Fleet	447,184	355,984	26%	393,572	318,778	23%
RVD(2)	$8.77	$9.21	(5)%	$7.77	$7.78	—%
MAU	5,455	4,705	16%	4,538	3,799	19%
Revenue	$360,628	$301,571	20%	$835,002	$676,654	23%
Gross profit	160,952	142,617	13%	334,594	280,600	19%
Adjusted Gross Profit(1)	195,136	173,846	12%	427,786	367,310	16%
Net income	43,709	30,900	41%	277,802	(4,559)	6,193%
Adjusted EBITDA(1)	118,437	106,686	11%	210,115	185,000	14%
Net cash provided by operating activities				163,851	179,129	(9)%
Free cash flow(1)				7,257	78,892	(91)%
_______________
(1)See the section titled “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures
(2)RVD is disclosed in whole dollars
Initial Public Offering (“IPO”)
Our registration statement on Form S-1 (the “IPO Registration Statement”) related to our IPO was declared effective on June 30, 2026. Our common stock began trading on the Nasdaq Global Select Market on July 1, 2026, and on July 2, 2026, we completed our IPO. For additional information, see Note 1 – Description of Business and Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Neuron Acquisition
On July 1, 2026, we acquired Neuron Mobility Canada Ltd. (“Neuron”), a Canadian micromobility company that held municipal operating permits and related net assets, for an aggregate purchase price of approximately

$8.9 million. For additional information, see Note 16 – Asset Acquisition to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Components of Results of Operations
Revenue
We generate revenue by providing seamless, on-demand access to our fleet of e-scooters and e-bikes. We earn revenue from unlock fees to access the vehicles and per minute usage fees from Pay-As-You-Go riders. We treat any credit, coupon, or rider incentives as a reduction to the revenue for the ride in the period to which it relates.
We also generate revenue from our LimePass offerings, which consist of minute bundles and LimePrime. Minute bundles allow for the purchase of discounted ride minutes, offered at different increments, which can be used across multiple rides for a period of time ranging from 1 to 30 days. LimePrime is a recurring monthly subscription that provides riders with benefits such as free unlocks and extended vehicle reservations during the subscription period. In addition, starting in the first quarter of 2026, we rolled out a new LimePrime option for unlimited flat-rate rides, up to 20 minutes each. We recognize revenue for minute bundles as minutes are used and we recognize revenue for LimePrime ratably over the subscription term.
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
Operations and Support
Operations and support expenses include compensation, employee benefits and stock-based compensation and other costs for central operations, supply chain, customer service, and trust and safety. Central operations personnel are responsible for the strategy, planning, data analysis and reporting across markets for capital expenditures and labor, warehouse optimization, new business initiatives and expansion into new markets. Supply chain costs include distribution facility costs related to the centralized purchasing and storage prior to deployment of our e-scooters and e-bikes to our local markets. Customer service costs include third-party call-center support and customer support technology costs. Trust and safety personnel are responsible for developing the policies and protocols for the safety programs, monitoring safety trends and supporting compliance with applicable laws and regulations.

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
Other Income (Expense), Net
Other income (expense), net consists of the loss on change in fair value related to the 2021 Notes, cumulative loss of instrument-specific credit risk related to settlement of the 2021 Notes, foreign currency exchange gains or losses, interest income and other non-operating gains and losses.
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
Refer to our Critical Accounting Policies and Estimates section for further discussion on our provision for income taxes and valuation allowance.
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
Results of Operations
The following table summarizes our historical unaudited condensed consolidated statement of operations data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Revenue	$360,628	$301,571	$835,002	$676,654
Cost of revenue(1)	199,676	158,954	500,408	396,054
Gross profit	160,952	142,617	334,594	280,600
Operating expenses:
Selling, general and administrative(1)	59,228	46,575	171,493	122,410
Operations and support(1)	15,539	13,511	46,668	38,956
Research and development(1)	21,662	13,628	68,132	40,211
Total operating expenses	96,429	73,714	286,293	201,577
Operating profit	64,523	68,903	48,301	79,023
Interest expense	(656)	(5,187)	(9,776)	(15,465)
Other income (expense), net	4,278	(31,160)	(32,864)	(60,772)
Income before income taxes	68,145	32,556	5,661	2,786
Provision for (benefit from) income taxes	24,436	1,656	(272,141)	7,345
Net income (loss)	$43,709	$30,900	$277,802	$(4,559)
_______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue	$28	$6	$118	$24
Selling, general and administrative	8,779	1,445	29,517	4,490
Operations and support	1,285	278	4,613	992
Research and development	5,629	944	22,194	3,288
Total stock-based compensation expense	$15,721	$2,673	$56,442	$8,794

The following table sets forth the components of our unaudited condensed consolidated statement of operations data as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	100%	100%	100%	100%
Cost of revenue	55	53	60	59
Gross profit	45	47	40	41
Operating expenses:
Selling, general and administrative	16	15	21	18
Operations and support	4	4	6	6
Research and development	6	5	8	6
Total operating expenses	27	24	34	30
Operating profit	18	23	6	12
Interest expense	—	(2)	(1)	(2)
Other income (expense), net	1	(10)	(4)	(9)
Income before income taxes	19	11	1	—
Provision for (benefit from) income taxes	7	1	(33)	1
Net Income (loss)	12%	10%	33%	(1)%
Comparison of Three and Nine Months Ended September 30, 2026 and 2025
Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
	(in thousands, except for percentages)
Revenue	$360,628	$301,571	20%	$835,002	$676,654	23%

Revenue increased $59.1 million, or 20%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This was primarily driven by a 26% increase in average operational fleet and a 16% increase in our MAU, offset slightly by a (5)% decrease in RVD, which was impacted by planned geographic expansion in newer megacity1 markets and lower fleet utilization in certain European markets.
Revenue increased $158.3 million, or 23%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This was primarily driven by a 23% increase in average operational fleet and a 19% increase in our MAU, while RVD remained flat period over period.
Cost of Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
	(in thousands, except for percentages)
Cost of revenue	199,676	158,954	26%	$500,408	$396,054	26%

Cost of revenue increased by $40.7 million, or 26%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was driven by the increase in revenue
1 We define a megacity as a city that is both an economic hub and tourist destination, with a large local population and certain other economic characteristics.

as a result of higher ridership and targeted expenditures designed to enhance fleet reliability and operational efficiency. Our average operational fleet grew by 26% year-over-year, leading to increased vehicle operating costs, warehouse costs as well as increased personnel costs for our operational workforce to help manage our fleet of vehicles.
Cost of revenue increased by $104.4 million, or 26%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was driven by the increase in revenue as a result of higher ridership and targeted expenditures designed to enhance fleet reliability and operational efficiency. Our average operational fleet grew by 23% year-over-year, leading to increased vehicle operating costs, warehouse costs as well as increased personnel costs for our operational workforce to help manage our fleet of vehicles. The nine months ended September 30, 2026 includes a $4.7 million benefit related to tariff refunds.
Selling, General and Administrative

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
	(in thousands, except for percentages)
Selling, general and administrative	$59,228	$46,575	27%	$171,493	$122,410	40%

Selling, general and administrative expenses increased by $12.7 million, or 27%, in the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was driven by the increase in stock-based compensation expense of $7.3 million, due primarily to expense recognized on RSUs, following the satisfaction of the performance-based liquidity condition in the second quarter of 2026, and by increases in personnel-related compensation costs to support our continued growth and costs associated with our public company readiness efforts.
Selling, general and administrative expenses increased by $49.1 million, or 40%, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was driven by the increase in stock-based compensation expense of $25.0 million, due primarily to expenses recognized on RSUs upon satisfaction of the performance-based liquidity condition, and by increases in personnel-related compensation costs to support our continued growth and costs associated with our public company readiness efforts.
Operations and Support

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
	(in thousands, except for percentages)
Operations and support	$15,539	$13,511	15%	$46,668	$38,956	20%
Operations and support expenses increased by $2.0 million, or 15%, in the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was driven by an increase in stock-based compensation expense of $1.0 million, due primarily to expense recognized on RSUs, following the satisfaction of the performance-based liquidity condition in the second quarter of 2026. Additionally, there were increases in costs to support our revenue growth, reflecting continued investments in customer service and central operations and logistics as well as overall infrastructure growth.
Operations and support expenses increased by $7.7 million, or 20%, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was driven by an increase in stock-based compensation expense of $3.6 million, due primarily to expense recognized on RSUs upon satisfaction of the performance-based liquidity condition, and by increases in costs to support our revenue growth, reflecting continued investments in customer service and central operations and logistics as well as overall infrastructure growth.

Research and Development

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
	(in thousands, except for percentages)
Research and development	$21,662	$13,628	59%	$68,132	$40,211	69%

Research and development expenses increased by $8.0 million, or 59%, in the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was driven by the increase in stock-based compensation expense of $4.7 million, due primarily to expense recognized on RSUs, following the satisfaction of the performance-based liquidity condition in the second quarter of 2026, and by increases in investments in developing new features, optimizing existing technology, and expanding our engineering teams to support growth initiatives.
Research and development expenses increased by $27.9 million, or 69%, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was driven by the increase in stock-based compensation expense of $18.9 million, due primarily to expense recognized on RSUs upon satisfaction of the performance-based liquidity condition, and by increases in investments in developing new features, optimizing existing technology, and expanding our engineering teams to support growth initiatives.
Interest Expense and Other Income (Expense), Net

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
	(in thousands, except for percentages)
Interest expense	$(656)	$(5,187)	(87)%	$(9,776)	$(15,465)	(37)%
Other income (expense), net	$4,278	$(31,160)	(114)%	$(32,864)	$(60,772)	(46)%
Interest expense decreased by $4.5 million, or 87%, in the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was driven by a decrease in interest on debt instruments due to the conversion of the 2020 Notes and the repayment of the Senior Secured Term Loan.
Other income (expense), net, increased $35.4 million, or 114%, in the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was driven primarily by a decrease in the loss on change in fair value of the 2021 Notes of $29.4 million, due to the conversion of the 2021 Notes on June 30, 2026.
Interest expense decreased by $5.7 million, or 37%, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, driven primarily by a decrease in interest on debt instruments due to the conversion of the 2020 Notes and repayment of the full outstanding principal balance and accrued interest of the Senior Secured Term Loan. In addition, there was a benefit related to the relief of interest on unclaimed property during the nine months ended September 30, 2026.
Other income (expense), net, increased $27.9 million, or 46%, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was driven by a decrease in the loss on change in fair value of the 2021 Notes of $61.7 million, as the conversion of the 2021 Notes in the current year relieves revaluation gains or losses. This was partially offset by an increase of $19.9 million for the reclassification of cumulative losses on the change in instrument-specific credit risk of the 2021 Notes and a decrease in foreign currency gains of $16.8 million.

Provision for (Benefit From) Income Taxes

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
	(in thousands, except for percentages)
Provision for (benefit from) income taxes	$24,436	$1,656	**	$(272,141)	$7,345	**
** Percentage not meaningful
The change in provision for income taxes of $22.8 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was primarily attributable to higher profitability in the current year.
The change in provision for income taxes of $279.5 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was primarily attributable to recognition of a discrete tax benefit of $289.1 million during the nine months ended September 30, 2026 resulting from the release of the valuation allowance on our U.S. federal and state deferred tax assets.
Non-GAAP Financial Measures
To supplement our unaudited condensed consolidated financial statements prepared and presented in accordance with GAAP, we use certain non-GAAP financial measures, as described below, to facilitate analysis of our financial and business trends and for internal planning and forecasting purposes.
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
It is important to note that our definitions of these non-GAAP financial measures may differ from similarly titled metrics used by other companies. Furthermore, other companies may not publish these or similar metrics. These metrics also have inherent limitations, as they exclude the impact of certain expenses reflected in our unaudited condensed consolidated statement of operations. Therefore, Adjusted Gross Profit, Adjusted EBITDA and Free Cash Flow should be considered as supplementary information, and not as substitutes for, or in isolation from, measures prepared in accordance with GAAP.
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

A reconciliation of gross profit and gross margin, the most directly comparable GAAP financial measures, to Adjusted Gross Profit and Adjusted Gross Margin is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except percentages)
Gross profit	$160,952	$142,617	$334,594	$280,600
Gross margin (as a percentage of revenue)	44.6%	47.3%	40.1%	41.5%
Add:
Depreciation and amortization - included in cost of revenue	$33,905	$31,086	$92,371	$86,152
Loss on vehicle asset disposals	279	143	821	558
Adjusted Gross Profit	$195,136	$173,846	$427,786	$367,310
Adjusted Gross Margin (as a percentage of revenue)	54.1%	57.6%	51.2%	54.3%
Adjusted Gross Profit for the three months ended September 30, 2026 was $195.1 million, a 12.2% increase compared to $173.8 million for the three months ended September 30, 2025. Adjusted Gross Margin for the three months ended September 30, 2026 was 54.1%, which decreased slightly from 57.6% for the three months ended September 30, 2025. The decrease in Adjusted Gross Margin was driven by the scaling of our LimePrime offering, which is structured to offer lower pricing with offsetting higher engagement resulting in a higher Adjusted Gross Profit per rider compared to non-subscription riders over time, as well as targeted investments in newer megacity markets and lower fleet utilization in certain European markets.
Adjusted Gross Profit for the nine months ended September 30, 2026 was $427.8 million, a 16.5% increase compared to $367.3 million for the nine months ended September 30, 2025. Adjusted Gross Margin for the nine months ended September 30, 2026 was 51.2%, a decrease from 54.3% for the nine months ended September 30, 2025. The decrease in Adjusted Gross Margin was driven by the scaling of our LimePrime offering, which is structured to offer lower pricing with offsetting higher engagement resulting in a higher Adjusted Gross Profit per rider compared to non-subscription riders over time, as well as targeted investments in newer megacity markets and lower fleet utilization in certain European markets.
Adjusted EBITDA
Adjusted EBITDA is a key performance metric we use to assess our core operating performance and operating leverage by excluding items that are non-cash or are not indicative of our ongoing business results. It is calculated by starting with net income (loss) and then adjusted to exclude interest expense, income tax (including a discrete tax benefit resulting from the release of the valuation allowance on our U.S. federal and state deferred tax assets), depreciation and amortization (which includes vehicle depreciation, non-vehicle depreciation, and the amortization of capitalized software and cloud computing arrangements), gain/loss on vehicle disposals, and stock-based compensation. Furthermore, we exclude other income (expense), net; this category encompasses the change in the fair value of the 2021 Notes, interest income, other miscellaneous income or expense and all realized and unrealized foreign exchange gains or losses. We also adjust to exclude costs related to non-recurring IPO and public company readiness efforts and expenses related to acquisitions. By removing these specific financial, non-cash, and non-core operational items, Adjusted EBITDA provides a clearer view of the profitability and cash-generating potential of our fundamental business operations.

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Net income (loss)	$43,709	$30,900	$277,802	$(4,559)
Interest expense	656	5,187	9,776	15,465
Provision for (benefit from) income taxes(1)	24,436	1,656	(272,141)	7,345
Depreciation and amortization(2)	35,376	32,828	96,695	91,499
Stock-based compensation	15,721	2,673	56,442	8,794
Other (income) expense, net	(4,278)	31,160	32,864	60,772
Loss on vehicle asset disposals	279	143	821	558
IPO and public company readiness costs	2,475	2,139	7,392	5,126
Acquisition related expenses	63	—	464	—
Adjusted EBITDA	$118,437	$106,686	$210,115	$185,000
Adjusted EBITDA Margin (as a percentage of revenue)	32.8%	35.4%	25.2%	27.3%
_____________
(1)Includes a discrete tax benefit resulting from the release of the valuation allowance on our U.S. federal and state deferred tax assets during the three months ended June 30, 2026.
(2)Includes amortization related to cloud computing arrangements.

Adjusted EBITDA for the three months ended September 30, 2026 was $118.4 million, an 11.0% increase compared to $106.7 million for the three months ended September 30, 2025. The improvement was driven by year-over-year revenue growth of 20% for the three months ended September 30, 2026, partially offset by the decrease in Adjusted Gross Margin period over period.
Adjusted EBITDA for the nine months ended September 30, 2026 was $210.1 million, a 13.6% increase compared to $185.0 million for the nine months ended September 30, 2025, also driven by year-over-year revenue growth of 23% for the nine months ended September 30, 2026, partially offset by the decrease in Adjusted Gross Margin period over period.
Free Cash Flow
We define Free Cash Flow as net cash provided by operating activities less capital expenditures for vehicle and non-vehicle assets.
A reconciliation of net cash provided by operating activities, the most directly comparable GAAP financial measure, to Free Cash Flow is presented below:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$163,851	$179,129
Capital expenditures	(156,594)	(100,237)
Free Cash Flow	$7,257	$78,892
We experienced positive Free Cash Flow of $7.3 million and $78.9 million for the nine months ended September 30, 2026 and 2025, respectively, resulting in a decrease of $71.6 million. This decrease is largely as a result of higher capital expenditures during the nine months ended September 30, 2026 to accomplish planned fleet growth and working capital increases in spare parts due to building safety stock.
Liquidity and Capital Resources
As of September 30, 2026, our principal sources of liquidity were cash and cash equivalents of approximately $417.7 million which consisted of bank deposits, institutional money market funds and certificates of deposit denominated in U.S. dollars and excluded short-term restricted cash of $29.8 million which consisted primarily of amounts held in separate trust accounts and restricted bank accounts as collateral for insurance purposes and amounts pledged to secure certain letters of credit.
As described in Note 8 – Convertible Notes, Term Loan and Revolving Credit Facility, the 2020 and 2021 Notes were converted to common shares as of June 30, 2026, and on July 2, 2026, we repaid in full all amounts outstanding under the Senior Secured Term Loan. Additionally, as described in the “Initial Public Offering” section of Note 1 – Description of Business and Summary of Significant Accounting Policies, we completed our IPO on July 2, 2026, receiving aggregate net proceeds of approximately $141.7 million.
Historically, we have funded our capital-intensive operations and capital expenditures primarily through equity, equity-linked and debt issuances and cash generated from our operations. Based on our cash balance of $417.7 million as of September 30, 2026, we believe we have sufficient liquidity to fund our operations for at least twelve months from the date that the unaudited condensed consolidated financial statements are issued.
Upon completion of the IPO, we entered into a new $200.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) pursuant to a credit agreement (the “Credit Agreement”). The Credit Agreement contains certain affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens on assets, issuance of preferred equity interests, fundamental changes and asset sales, investments, negative pledges, repurchase of stock, dividends and other distributions, sale and leaseback transactions, and transactions with affiliates. In addition, the Credit Agreement also contains financial covenants that require us to not exceed a maximum total net leverage ratio for any period of four consecutive fiscal quarters ending on the last day of any fiscal quarter, commencing with the fiscal quarter ending September 30, 2026, of 3.25 to 1.00 and to maintain a minimum fixed charge coverage ratio for any period of four consecutive fiscal quarters ending on the last day of any fiscal quarter, commencing with the fiscal quarter ending September 30, 2026, of no less than 1.25 to 1.00. Borrowings under the Revolving Credit Facility are available as Term SOFR or base rate loans. Base rate loans under the Revolving Credit Facility accrue interest at an alternate base rate plus an applicable margin, and Term SOFR loans accrue interest at a forward-looking rate based on SOFR plus an applicable margin. The alternate base rate represents the greater of (i) the prime rate, (ii) the Federal Reserve Bank of New York overnight rate plus 0.5% and (iii) the one-month Term SOFR rate plus 1.0%. The applicable rate for base rate and Term SOFR loans is tied to a pricing grid based on our total net leverage ratio. The applicable rate spread for base rate and Term SOFR loans ranges from 0.50% to 1.25% and 1.50% to 2.25%, respectively. The Revolving Credit Facility also has a variable commitment fee, which is based on our total net leverage ratio. The commitment fee ranges from 0.25% to 0.40% per annum. We are obligated to pay a fixed fronting fee for letters of credit not to exceed 0.125% per annum. Amounts borrowed under the Revolving Credit Facility may be repaid and re-borrowed through its maturity in July 2031.
We had an aggregate of $53.1 million of letters of credit outstanding under the Revolving Credit Facility as of September 30, 2026, and our total available borrowing capacity under the Revolving Credit Facility was $146.9 million as of September 30, 2026. Additionally, we had $35.4 million of letters of credit outstanding collateralized by restricted cash balances as of September 30, 2026.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$163,851	$179,129
Net cash used in investing activities	(163,892)	(100,237)
Net cash provided by financing activities	39,629	3,112
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(1,706)	10,491
Net increase in cash and cash equivalents, and restricted cash	$37,882	$92,495
Operating Activities
Cash provided by operating activities was $163.9 million for the nine months ended September 30, 2026. This consisted of net income of $277.8 million, adjusted for non-cash items, which primarily included an increase in deferred income taxes of $282.5 million, depreciation and amortization expense of $95.4 million, stock-based compensation expense of $56.4 million and a loss on the change in fair value of the 2021 Notes of $25.2 million. These amounts were partially offset by a $61.2 million increase in prepaid expenses and other current assets primarily driven by investments in spare parts during our peak season.
Cash provided by operating activities was $179.1 million for the nine months ended September 30, 2025. This consisted of a net loss of $4.6 million, adjusted for non-cash items, which primarily included depreciation and amortization expense of $88.8 million and a loss on the change in fair value of the 2021 Notes of $87.0 million. These amounts were partially offset by non-cash unrealized foreign currency gains of $25.2 million.
Investing Activities
Cash used in investing activities was $163.9 million for the nine months ended September 30, 2026, which was largely driven by purchases of vehicle assets of $142.1 million as we invested in growing our fleet. We also purchased non-vehicle assets to support our overall business growth. In addition, we made $7.3 million in payments to acquire operating permits and related net assets in an asset acquisition.
Cash used in investing activities was $100.2 million for the nine months ended September 30, 2025, which was largely driven by purchases of vehicle assets of $90.5 million as we invested in growing our fleet. We also purchased non-vehicle assets to support our overall business growth.
Financing Activities
Cash provided by financing activities was $39.6 million for the nine months ended September 30, 2026, which primarily consisted of $155.3 million in proceeds from our IPO, net of underwriting commissions offset by $115.0 million of repayment on our Senior Secured Term Loan.
Cash provided by financing activities was $3.1 million for the nine months ended September 30, 2025, which primarily consisted of proceeds from the exercise of stock options and other common stock issuances of $4.5 million.
Contractual Obligations and Commitments
Revolving Credit Facility. In July 2026, we entered into the Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, which provides us with a Revolving Credit Facility of up to $200.0 million. As of September 30, 2026, there were no amounts drawn or outstanding under the Revolving Credit Facility and we were in compliance with all covenants under the Credit Agreement. For additional discussion of our Revolving Credit Facility, see the ”Liquidity and Capital Resources” section above and Note 8 – Convertible Notes, Term Loan and Revolving Credit Facility to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Operating lease commitments. Our operating lease commitments primarily consist of the leases for our warehouses, hubs, offices and vehicles. As of September 30, 2026, we had fixed lease payment obligations of $52.3 million, with $15.9 million to be paid within 12 months and the remainder thereafter.
Letters of credit. We maintain various stand-by letters of credit and guarantees from third-party financial institutions in the ordinary course of business to guarantee performance obligations related to certain vehicle and battery manufacturing, real estate leases, insurance policies, and other contractual agreements. As of September 30, 2026, we had letters of credit outstanding of $88.5 million, of which $35.4 million were collateralized by restricted cash and $53.1 million were issued under the Revolving Credit Facility.
Off-Balance Sheet Arrangements
Except as described below, we did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
In the ordinary course of business, we maintain various standby letters of credit and guarantees from third-party financial institutions to guarantee performance obligations related to certain vehicle and battery manufacturing, real estate leases, insurance policies, and other contractual arrangements. The letters of credit are collateralized by restricted cash or issued under the Revolving Credit Facility.
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
We have historically maintained a full valuation allowance for our U.S. deferred tax assets, including federal and state NOLs. In evaluating the recoverability of these deferred tax assets as of September 30, 2026, we considered all available positive and negative evidence related to the likelihood of realization to determine whether it is more-likely-than-not that some or all of the deferred tax assets will be realized.
Following the effectiveness of our Form S-1 registration statement on June 30, 2026, and the concurrent automatic conversion of our outstanding convertible notes into common stock, our historical liquidity constraints were resolved, alleviating our previous going concern qualification. Furthermore, as of September 30, 2026, we are in a 12-quarter cumulative income position based on our U.S. pre-tax book income adjusted for permanent book-to-tax differences. This 12-quarter cumulative income position, combined with the resolution of our going concern qualification, is considered significant positive evidence that is both objective and verifiable. The historical income position provides us with evidence to place greater reliance on projections of future profit as a source of income. Furthermore, current-year profitability and corresponding positive taxable income in the U.S., along with projections of future profit, provide strong positive evidence for the realization of our deferred tax assets in the United States.

Based on the weight of all available evidence, management concluded that the positive evidence outweighed the negative evidence, and it is more-likely-than-not that the majority of our domestic tax attributes are realizable. Accordingly, we released $289.1 million of our U.S. valuation allowance during the second quarter of 2026, resulting in the recognition of a material discrete income tax benefit for the nine months ended September 30, 2026.
We continue to maintain a valuation allowance against certain definite-lived federal credits that we forecast will expire unutilized due to estimated annual utilization caps under Internal Revenue Code Sections 382 and 383 resulting from the ownership change triggered by our IPO. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.
JOBS Act Accounting Election
We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards. As a result, our unaudited condensed consolidated financial statements may or may not be comparable to companies that comply with new or revised accounting pronouncements as of the effective dates applicable to public companies.
Recent Accounting Pronouncements
For more information on recently issued accounting pronouncements, see Note 1 – Description of Business and Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
As of September 30, 2026, we had unrestricted cash and cash equivalents of approximately $417.7 million which consisted primarily of bank deposits, institutional money market funds and certificates of deposit and short-term and long-term restricted cash of $35.4 million which consists of amounts pledged as security for letters of credit or other collateral amounts as well as amounts that are unavailable for immediate use due to legal and/or contractual restrictions. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates given the short-term nature of these instruments.
As of and for the nine months ended September 30, 2026, there were no amounts drawn or outstanding under the Revolving Credit Facility. We will be exposed to increased interest rate risk if we draw down on the facility. Refer to Note 8 – Convertible Notes, Term Loan and Revolving Credit Facility for additional information.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our principal executive officer and principal financial officer concluded that, as of September 30, 2026, our disclosure controls and procedures were not effective at a reasonable assurance level, due to the material weakness in internal control over financial reporting described below.
Changes in Internal Control over Financial Reporting
Except for the remediation measures in connection with the material weakness described below, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act) during the quarterly period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have grown rapidly over the last several years, and therefore, our recent revenue growth rate and financial performance should not be considered indicative of our future performance. In the nine months ended September 30, 2026 and 2025 our revenue was $835.0 million and $676.7 million, respectively, representing a 23.4% growth year-over-year. In 2025, 2024, and 2023, our revenue was $886.7 million, $686.6 million, and $522.0 million, respectively, representing a 29.1% and 31.5% growth year-over-year. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth to be expected in future periods. Our revenue growth rate may decline in future periods due to a number of reasons, which may include slowing demand for our offerings, increasing competition, a decrease in the growth of our overall market or market saturation, and our failure to capitalize on growth opportunities. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future, may not be able to achieve or maintain profitability and our business, financial condition, results of operations, and prospects could be adversely affected.
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
Our growth also depends on our ability to secure increases in the authorized size of our fleet (“fleet caps”) under existing permits during the operating period or at the time of renewal. Certain permits have fleet utilization and permit compliance as key factors in allowing increases of fleet caps under an existing permit. While we have historically successfully increased fleet caps through this process in many of the cities we have operated in, we may not be as successful in the future. In addition, when we initially increase fleet in a city, it may take time before demand increases to utilize the additional fleet, which has in the past adversely affected and may in the future adversely affect our business, financial condition, results of operations and prospects.
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
Furthermore, a city may also take actions which would cause all operators, including us, to withdraw and cease part or all shared micromobility operations in that city. For example, in October 2026 the Lisbon City Council voted to suspend operations and remove shared e-scooters, including us, from Lisbon; in 2024 permits of all e-scooter operators in Madrid, including us, were revoked by Madrid; and in 2023 the mayor of Paris called a referendum the result of which caused all e-scooter operators in Paris, including us, to withdraw and cease operations. Cities may also undertake actions that limit shared micromobility programs. For example, in October 2025 the city of Prague adopted a new measure that prohibited shared e-scooters from being parked anywhere in the city, which became effective in January 2026. In these situations, we have historically been allowed to continue operating e-bikes in the city.
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
Our financial results have historically varied from period-to-period and we expect that our financial results will continue to do so due to, among other things, long-term seasonality trends such as seasonal variations in travel patterns of riders, timing of our capital expenditures, short-term changes in demand due to varying, bad or extreme weather conditions or forecasts, with higher sensitivity to adverse weather (such as unexpected and/or prolonged periods of extreme heat, rain, hurricanes, thunderstorms, or hail during peak periods), fluctuations in demand for offerings over holiday periods and during other seasonal events, general economic conditions, and other reasons that are difficult to predict. In the majority of cities in which we operate, rider demand typically increases during the warmer and drier months in the second and third quarters and typically decreases during the colder and wetter months in the first and fourth quarters. Our revenue generally peaks in the second and third quarters whereas a majority of our capital expenditures occur in the fourth quarter during our hardware refresh cycle. This timing causes our cash flows to fluctuate and may strain our liquidity resources and impact our ability to pay unexpected expenses. Any inability to meet the heightened demand during our peak quarters, to reduce operating costs (including by effectively adjusting our labor needs) or pay for unexpected expenses during periods of low demand, or to adequately manage our cash flows in the fourth and first quarter could adversely impact our business, financial condition, results of operations, and cash flows.
While we seek to manage seasonal increases in demand by increasing our available fleet and service providers in the periods leading up to and during peak periods, we may not be successful. The risks associated with our seasonality could be increased with our entrance into new cities with unfavorable weather patterns, new seasonal trends or existing seasonal trends becoming more extreme, such as fluctuations in the El Niño weather pattern, including as a result of climate change or otherwise, which could contribute to further fluctuations in our results of operations.
Bad weather, and forecasts of bad weather, on weekends, holidays, or other peak periods, bad weather patterns that affect a large geographical area in which we have operations, sustained bad weather patterns, and/or extreme weather events, the frequency and severity of which may increase as a result of climate change, have in the past and may in the future adversely impact the use of our vehicles, which would typically have a greater negative impact on our revenue and could disproportionately impact our results of operations.
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
Certain of our competitors and potential competitors may have greater financial, technical, marketing, research and development, manufacturing and other resources, stronger name recognition, longer operating histories, a larger rider base, lower prices, or more supportive regulatory regimes than we do, which may be especially relevant in a particular market. They may have existing relationships or other advantages in specific cities, which could impact our ability to obtain permits in those cities. They may be able to devote greater resources to the development, promotion, and sale of services and offer lower prices and/or financial incentives in a particular market; or they may be able to anticipate and respond more quickly or effectively to evolving consumer preferences, including offering discounted services, consumer discounts and promotions, and alternative pricing plans, which may be more attractive to consumers than those that we offer. They may have greater resources to deploy towards the research, development, and commercialization of new technologies, including autonomous vehicle technology, or they may have other financial, technical, or resource advantages. Their vehicles may score better in permit proposals than our vehicles due to the use of newer or more advanced technology. They may be willing to offer financial incentives to cities in permit proposals that are perceived to be more economically favorable to the city. They may also be able to manufacture or procure vehicles at a lower cost than we are able to. In addition, competitors may share in the effective benefit of any regulatory or governmental approvals and litigation victories we may achieve, without having to incur the costs we have incurred to obtain such benefits. Our competitors may also establish cooperative or strategic relationships, or consolidate, among themselves or with local governments and other third parties that may further enhance their resources and services in any market. Our inability to compete effectively would harm our business, financial condition, results of operations, and prospects.
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
We and certain of our third-party providers collect, store, transmit, and otherwise process personal data and other sensitive data from our riders and members of our workforce. Additionally, we and certain of our third-party providers maintain other confidential, proprietary, or otherwise sensitive information relating to our business, including intellectual property, and similar information received from third parties.
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
We believe that building a strong reputation and brand as a safe, reliable, and affordable service is critical to our ability to obtain and maintain permits and attract and retain riders. The successful development of our reputation and brand depends on a number of factors. Claims of accidents involving our vehicles or other causes of injury, particularly injuries involving serious injury or death, including negative publicity surrounding such events, have occurred and are likely to continue to occur. Additionally, the perception that our offerings are unsafe could harm our reputation and may make it less likely that riders would be willing to try or continue using our platform. For example, in the United Kingdom we are subject to claims that our vehicles increase the risk of leg injuries. Other complaints or negative publicity about us, our vehicles, riders, our customer support, our offerings, or our policies and guidelines could also adversely affect our reputation. For example, there have been negative articles addressing our vehicles’ interference with access to public spaces or our vehicles being thrown into bodies of water. Our reputation can also be affected by public uses of our vehicles, for example, our vehicles have also been featured in photos from political demonstrations and events, such as the June 2025 Los Angeles protests and October 2026 France protests. Civic unrest can also lead to temporary disruptions to our operations, damage to our vehicles, and a decrease in use of our vehicles. Furthermore, from time to time our vehicles are stolen, damaged or vandalized, which has led to decreased reliability and performance, which may adversely affect our reputation. Even if the negative reports are factually incorrect or based on isolated incidents, negative reports can diminish confidence in, and the use of, our offerings. In addition, non-compliance or poor operations by our competitors could lead to negative perceptions of the shared micromobility industry as a whole. If we cannot successfully address these issues and maintain and develop our brand and reputation, we may experience decreased usage by existing riders, decreased rider acquisition, reduced fleet deployment in certain cities, increased regulatory scrutiny, including revocation of permits, and increased claims or increased litigation.
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
In order to enhance the rider experience, from time to time, we introduce new modes of vehicles, vehicle designs, features, pricing models, or service formats, and we may also test pilot programs, such as our courier and delivery pilot in London. These initiatives involve significant investment and operational complexity and may not be successful. For example, we previously piloted electric mopeds in New York City, which we discontinued. New pricing models, such as LimePrime which we introduced in February 2026, have different unit economics than our existing pricing models and, when adopted at scale by our riders, change the overall mix of our unit economics. If we are unable to effectively predict rider engagement with our pricing models, our margins, business, financial condition, results of operations, and prospects could be adversely affected. Similarly, in order to improve our operations, from time to time, we may test different marketing strategies to enhance our brand visibility and rider adoption or implement other internal processes to enhance our operational efficiency, but these initiatives may not deliver the benefits we expect from our investments. Ultimately, unsuccessful experiments or delays in scaling new offerings could strain our operational resources, reduce visibility into expected revenue and profitability, and adversely affect our margins, business, financial condition, results of operations, and prospects.
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
The prices and availability of the component parts for vehicles in our fleet may fluctuate depending on several factors including market and economic conditions, tariffs, changes to import or export regulations, and demand, while substantial increases in prices of component parts would increase our overall costs and reduce our margins, and delays in availability of component parts would reduce our ability to deliver more vehicles to our markets, all of which could adversely affect our business, financial condition, results of operations, and prospects. For example, the market for computer memory, which is a component of our central control unit, has experienced a substantial increase in demand in 2026 which has led to increased pricing and longer lead times for this component. New and changing tariffs, duties and taxes may apply in connection with the imports and exports of equipment and parts, and can adversely affect our cost structure and logistics planning. For example, changes in economic relations between the United States and China have, and may continue to result in, increased tariffs on component parts for our vehicles imported from China. Further, customs authorities have and may in the future challenge or disagree with our classifications or valuation of imports. Such challenges could result in tariff liabilities, including tariffs on past imports, as well as penalties.
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
A significant portion of rides taken on Lime are concentrated in a relatively small number of markets in which we operate. For example, we derived approximately 22% and 22% of our revenue for the nine months ended September 30, 2026 and 2025, respectively, and 22%, 21%, and 15% of our revenue for the years ended December 31, 2025, 2024, and 2023, respectively, from the United Kingdom. While our revenue is generally diversely distributed across the approximately 230 cities in which we operate, our results of operations can be sensitive to developments in the concentrated markets. Risks related to adverse permitting or regulatory actions, intensified competition, changes in enforcement, severe weather, labor disruptions, changes in tourism or commuting patterns, macroeconomic conditions, public health crises, geopolitical activities, or other risks described elsewhere in this Risk Factors section in a concentrated market could have a disproportionate impact on our business. If we were to lose, be restricted in, or otherwise experience a decline in fleet size or rider engagement or disruptions in a concentrated market, we may be unable to offset the impact through growth in other cities and markets in a timely or efficient manner, or at all. Moreover, redeploying vehicles and personnel on short notice can be constrained by local compliance requirements and logistics and challenges, potentially resulting in underutilized vehicles and increased costs. Any losses or declines in these concentrated markets could cause our revenue to decline and adversely affect our reputation, business, financial condition, results of operations, and prospects.
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
We rely on Uber as a significant, highly efficient go-to-market channel for rider acquisition, discovery, and booking. In nearly all of our shared markets, Lime vehicles are featured as a ride option within the Uber app, and riders can access and initiate Lime trips through Uber’s interface. By leveraging Uber’s existing infrastructure and rider network, we tap into an existing rider base that can drive awareness without upfront marketing costs. For the nine months ended September 30, 2026 and 2025 and for the years ended December 31, 2025, 2024, and 2023, approximately 13%, 14%, 14%, 16%, and 14%, respectively, of our revenue was attributable to the Pay-As-You-Go revenue generated through our partnership with Uber.

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
The software underlying our platform is highly complex and may contain undetected defects, errors or vulnerabilities, some of which may only be discovered after the code has been released. Where appropriate, we rely heavily on a software engineering practice known as “continuous integration and continuous deployment” (CI/CD) which refers to the frequent release of our software code, sometimes multiple times per day. While the virtue of CI/CD practices is well known, the practice may increase the risk of the rapid propagation of defects, errors, and vulnerabilities present in the code into our platform. The third-party software that we incorporate into our platform may also be subject to defects, errors or vulnerabilities. Any defects, errors or vulnerabilities discovered in our code or from third-party software after release could adversely impact the rider experience, result in negative publicity, loss of revenue and disrupt riders’ access to our platform, or other operational or service performance issues. Such vulnerabilities could also be exploited by malicious actors and result in exposure of data of riders, or result in a cybersecurity breach or incident, or otherwise adversely impact the availability and performance of our platform. We may need to expend significant financial and development resources to analyze, correct, eliminate or work around errors or defects or to address and eliminate vulnerabilities. Any failure to timely and effectively resolve any such defects, errors, or vulnerabilities could adversely affect our business, financial condition, results of operations, and prospects as well as adversely affect our reputation or brand.
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
The total principal amount of $115.0 million related to our Senior Secured Term Loan was repaid in full on July 2, 2026. On July 2, 2026, in connection with our initial public offering, we entered into a $200.0 million syndicated senior secured revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders (the “Revolving Credit Facility”). We are permitted to draw upon our Revolving Credit Facility at any time, subject to customary terms and conditions. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional debt, secure existing or future debt, or refinance our debt.
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
Sustainability matters are core to our company and are an area of growing and evolving focus among our stakeholders, including cities, riders, employees, regulators, media, and the general public in the United States and abroad. We may face heightened expectations regarding sustainability matters such as the environment, social responsibility, and human rights. We engage in various initiatives to serve our stakeholders in these and other areas, but such initiatives can be costly and may not have the desired effect. For example, many sustainability initiatives, including metrics and targets, are based on methodologies, standards, and data that are still evolving or are subject to variable interpretation. In addition, we have in the past and may in the future announce our goals for certain sustainability matters. For example, we have set an aggressive target to reduce our carbon emissions intensity to net zero by 2030, and we achieved an 81.4% reduction in carbon emissions intensity in 2025 compared to our baseline from 2019. There can be no guarantees that we can meet these goals or aspirations or that meeting them will not require significant expense. If we fail to achieve our current targets, modify or revoke them, or if the timelines for such goals are shifted, whether due to factors within or beyond our control, our business and reputation could be adversely affected. Similarly, our approaches to such matters may evolve as well, and any deviation from past practice could adversely affect our reputation.
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
In addition, as of September 30, 2026, we had options outstanding that, if fully exercised, would result in the issuance of 5,865,802 shares of our common stock, common stock warrants outstanding that, if fully exercised, would result in the issuance of 40,097 shares of our common stock, as well as RSUs outstanding that, if fully vested and settled, would result in the issuance of 3,505,407 shares of our common stock. Eligible shares of our common stock issuable upon the exercise of outstanding stock options and RSUs granted under the equity incentive plans, and the shares that will be issuable pursuant to future awards granted under our equity incentive plans, are registered on Form S-8 under the Securities Act. These shares can be freely sold in the public market upon issuance, subject to existing lock-up and market standoff agreements, applicable vesting requirements, and compliance by affiliates with Rule 144.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
On July 2, 2026, warrants to purchase 203,496 shares of common stock issued in connection with the 2020 Investor Notes and a warrant to purchase 3,008 shares of common stock issued in connection with our prior term loan with Silicon Valley Bank were exercised on a cashless, net-share basis. The exercise resulted in the issuance of 148,748 shares and 1,367 shares of common stock, respectively, to the holders of the warrants.
On July 2, 2026, a preferred stock warrant became a warrant to purchase up to 11,674 shares of our common stock, with an exercise price of $44.97 per share.
On August 5, 2026, we issued to an accredited investor holder of an option not issued under our equity incentive plans 28,459 shares of our common stock pursuant to an exercise of such option at an exercise price of $10.75 per share.
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

Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the quarter ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1–31, 2026	—	$—	$—	$—
August 1–31, 2026 (1)	112,590	$35.60	$—	$—
September 1–30, 2026	—	$—	$—	$—
Total	112,590
(1) On August 6, 2026, we repurchased 112,590 shares of our common stock from a promissory note holder at the closing price of our stock as of August 5, 2026, in full repayment of such holder’s promissory note.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the quarter ended September 30, 2026, none of our directors or “officers” (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each such term is defined in Item 408 of Regulation S-K, except as follows:
•On September 12, 2026, Zhoujia Bao, a member of our Board of Directors, entered into a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (the “Bao 10b5-1 Trading Plan”) providing for the sale of up to 172,293 shares of our common stock held directly by Mr. Bao. The duration of the Bao 10b5-1 Trading Plan is until the earlier of September 15, 2027, the completion of all transactions subject to the Bao 10b5-1 Trading Plan, or such time as the Bao 10b5-1 Trading Plan is otherwise terminated according to its terms.
•On September 15, 2026, Wayne Ting, our Chief Executive Officer and a member of our Board of Directors, entered into a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “Ting 10b5-1 Trading Plan”) providing for the exercise of up to 57,143 stock options held directly by Mr. Ting and the sale of the underlying shares of common stock. The duration of the Ting 10b5-1 Trading Plan is until the earlier of September 17, 2027, the completion of all transactions subject to the Ting 10b5-1 Trading Plan, or such time as the Ting 10b5-1 Trading Plan is otherwise terminated according to its terms.

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
10.1^
Credit Agreement, dated July 2, 2026, by and among Neutron Holdings, Inc., the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-43374), filed on July 6, 2026).
July 6, 2026
10.2#
Neutron Holdings, Inc. 2026 Incentive Award Plan, and forms of agreement thereunder (incorporated by reference to Exhibit 99.2 to the Registrant’s Form S-8 POS (File No. 333-297181), filed on July 2, 2026).
July 2, 2026
10.3#	Neutron Holdings, Inc. 2026 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Form S-8POS (File No. 333-297181), filed on July 2, 2026).	July 2, 2026
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	Filed herewith
_______________
*The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
^    Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
#    Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUTRON HOLDINGS, INC.

Date: November 12, 2026	By:	/s/ Wayne Ting
Wayne Ting Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Ann Gugino
Ann Gugino Chief Financial Officer (Principal Financial Officer)